Form 10-K
period 2005-12-31
Fortunet, Inc.
filed 2006-03-31
CIK 1337899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                                         to
Commission file number: 000-51703

FortuNet, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	88-0252188
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2950 South Highland Drive, Suite C
Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (702) 796-9090

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
(Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The aggregate market value of the Registrant’s $.001 par value Common Stock held by non-affiliates of the Registrant on as of February, 28, 2006 was $27,312,500. The aggregate market value is computed with reference to the closing price per share on that date.
     Registrant’s Common Stock outstanding as of February 28, 2006 was 11,341,612 shares.

FORTUNET, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made in good faith and are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs and management’s assumptions. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.
     Statements expressing expectations regarding our future (including gaming regulatory approvals) and projections related to products, sales, revenues and earnings are typical of forward-looking statements. In some cases you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements. You should read carefully the factors described in Item 1A titled “Risk Factors” of this report, among other things, for a description of risks that could cause actual results to differ from these forward-looking statements.
     If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Forward-looking statements speak only as of the date they are made. Any forward-looking statement you read in this Annual Report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I
ITEM 1. BUSINESS
General
     We are a manufacturer of multi-game and multi-player server-based gaming platforms. Our gaming platforms include networks of both wireless and stationary player terminals, cashier-based POS terminals, self-service POS kiosks and game file servers that conduct and control bingo games. Our gaming platforms have been adapted to conduct traditional casino games, such as keno, poker and slots, in addition to bingo.
     We believe that our field-proven mobile gaming platform will be readily adaptable to the regulations promulgated under Nevada’s new mobile gaming law, AB 471, or the Nevada Mobile Gaming Law, that permits the use of mobile gaming devices for gaming in public areas of gaming establishments. Final regulations under the Nevada Mobile Gaming Law were adopted by the Nevada Gaming Commission on March 23, 2006. The Nevada Gaming Lab is in the process of adopting policies for implementation of the regulations.
     We are in the process of submitting our mobile gaming platform, to be marketed under the WIN-WIN™ brand name, for review by the Nevada gaming authorities. If we obtain the necessary approvals, we will begin marketing our WIN-WIN gaming platform to Nevada gaming establishments, most likely commencing with casinos with bingo halls where our mobile gaming platforms are already in use. We believe the addition of traditional casino games to our mobile platform will increase these casino operators’ revenues. We expect to subsequently expand our marketing to additional Nevada gaming establishments that may be attracted to our mobile gaming platform by the potential of new gaming revenues generated in the auxiliary gaming and peripheral public areas of gaming establishments where playing of traditional casino games, such as poker, keno and slots, was previously not available. We expect to subsequently expand marketing efforts for our WIN-WIN platform beyond Nevada.
     We currently own and lease to our customers an inventory of third- and fourth-generation wireless and stationary player terminals, marketed under the BingoStar® brand name, that are deployed in casinos and bingo halls in 26 jurisdictions in North America, including Nevada casinos operated by three major casino operators. We derive essentially all of our revenue from leasing our gaming platform to our customers. Our contracts are typically based on a fixed fee per use per bingo session, a fixed weekly fee per player terminal or a percentage of the revenue generated by each player terminal.
     We were incorporated in Nevada in 1989. In 1993, we were licensed as a gaming equipment manufacturer and distributor by the Nevada Gaming Commission. In 1994, we received Nevada regulatory approval for our server-based, concurrent multi-gaming, video gaming network, Mega Fortune®. In 2003, we were granted an Operator of Inter-Casino Linked Systems, or OILS, license by the Nevada Gaming Commission. The OILS license permits us to operate progressive jackpot linked casino games offered simultaneously at a number of participating casinos. In January 2004, we became the 100% owner of Millennium Games, Inc., or Millennium, which enabled us to consolidate our worldwide distribution rights and to significantly reduce our overall distribution and operational costs. Millennium serves as a distribution channel for our bingo products in Native American, or tribal, jurisdictions as well as other jurisdictions outside of Nevada.
     We completed the initial public offering of our common stock in February 2006 and have been subject to the reporting requirements of the Securities Exchange Act since January 31, 2006. As a result of not being a reporting company in 2005, certain information regarding 2005 operations is not applicable or available to include in this Annual Report.

The FortuNet Gaming Platform
     Our core technology is embodied in the FortuNet® gaming platform that we currently lease to casinos and bingo halls throughout North America. Our gaming platform serves as the core foundation on which all of our mobile gaming platforms are based, including our BingoStar electronic bingo gaming platform and our WIN-WIN mobile casino gaming platform. The FortuNet gaming platform includes the following major structural elements:
•	central game file servers that conduct and control the playing of bingo and traditional casino games on our wireless and stationary player terminals;

•	a comprehensive player tracking, accounting, inventory management and reporting software package marketed under our Accounting and Inventory Management System, or AIMS™, brand name;

•	a flexible gaming software package that executes on our multi-game, multi-player gaming platform and provides a variety of downloadable traditional casino games;

•	interactive wireless and stationary player terminals that display the outcomes of the games determined by the central game file servers;

•	cashier-operated POS terminals and self-service POS kiosks, issuing money deposit receipts and dispensing payouts; and

•	internally developed hardware and software wireless technology enabling efficient, RF noise-tolerant and reliable bi-directional RF communications between central game file servers and wireless player terminals secured through the use of our downloadable and disposable authentication keys.
BingoStar Electronic Gaming Platform
     Our patented BingoStar platform of integrated, multi-game, multi-player wireless and stationary player terminals allows patrons to play over 4,000 bingo cards and the option of concurrently playing entertainment games, such as solitaire. Our BingoStar platform enables many variations of bingo, including fast-paced 30-number bingo, 90-number British-style bingo, bonanza bingo, pari mutual bingo, progressive-jackpot bingo, fast-paced Class-II slot-style bingo and multi-site linked bingo. BingoStar enables automatic daubing of players’ electronic bingo cards that facilitates playing of numerous bingo cards in each bingo game, yielding higher revenues for bingo hall operators.
     We have developed several proprietary sets of electronic bingo cards for generic and custom applications, such as bonanza bingo games. No card in our sets duplicates any card in any commercial set of paper bingo cards known to us. In addition, our wireless and stationary player terminals are capable of storing in electronic format complete facsimiles of third-party commercial sets of paper bingo cards. As a result, our player terminals can monitor both paper and electronic bingo cards.
     BingoStar also allows the playing of do-it-yourself bingo cards, akin to a lottery ticket, on the player’s terminal by registering all electronic and paper do-it-yourself cards. The central game file server verifies all do-it-yourself cards and automatically rejects all void and unregistered cards, which results in a high degree of security and integrity for do-it-yourself bingo games. BingoStar will automatically disable a wireless player terminal if a POS cashier voids a player’s bingo cards. This feature prevents an unscrupulous cashier from pocketing the proceeds of the voided bingo cards.
Accounting and Inventory Management System (AIMS)
     Our gaming platform includes a comprehensive accounting and inventory management software package marketed under the brand name AIMS. Our AIMS software is a distributed software package running on our central game file servers and POS terminals. The AIMS software package runs in a mixed Windows-XP and Linux environment and is an assembly of numerous functional modules, each addressing the specific management needs of casinos and bingo halls. For example, AIMS includes a comprehensive player tracking module that analyzes and reports players’ spending and automatically issues electronic coupons that provide players with incentives to play multiple bingo sessions. AIMS also automatically tracks in real time the inventory of bingo packs as they are sold through POS terminals. In addition, AIMS automatically computes all payouts owed to bingo players and accrues progressive prizes, including the reserve accounts for the prizes. Because AIMS includes data exporting and importing modules that are fully compatible and integrated with all commercial casino management packages running on casino mainframes, AIMS delivers full transparency into the operational results of our gaming platform to casino management.
WIN-WIN Mobile Gaming Platform
     We intend to market our mobile casino gaming platforms under the WIN-WIN brand name. These platforms are comprised of our central game file servers, gaming software, wireless player terminals and POS terminals and POS kiosks operated through our wireless communication technology, as described below. We anticipate deploying our WIN-WIN platforms in Nevada casinos as soon as possible upon obtaining all required approvals from the Nevada gaming authorities.
Central Game File Servers
     The central game file server of our gaming platform is where bingo and traditional casino games are actually conducted. Game outcomes are then displayed on our wireless and stationary player terminals. Our central game file servers are internally developed, PC-compatible computers equipped with non-modifiable and verifiable memory circuitry that we believe complies with Nevada’s gaming device standards. Our central game file servers run on the reliable Linux operating system and facilitate the concurrent playing of multiple types of bingo games along with traditional casino games. In addition, our central game file servers generate all random factors that determine the outcomes of the games played. The central game file servers also generate unique, disposable encryption and authentication keys that are downloaded into the wireless player terminals.
Flexible Gaming Software Package with Download Capabilities
     Our internally developed modular gaming software allows us to rapidly customize our gaming packages to meet the regulatory requirements of specific jurisdictions. The architecture of our software is designed to provide multi-game, multi-player functionality and facilitates rapid modifications of existing games as well as the ability to download a variety of traditional casino games to the wireless player terminals. The package is written in the efficient C programming language and is executed in the reliable Linux environment.

Wireless Player Terminals
     Our wireless player terminal is a key component of the FortuNet gaming platform. It reflects many years of research and development in the areas of wireless technology, communication security, software and hardware architecture, and ergonomic user interface design. While available in a variety of models and formats including smaller, monochrome units, the current model of our wireless player terminal is a fourth generation product that incorporates an 8.40 inch color liquid crystal display and measures 9.75 inches long by 2.00 inches wide and is 8.13 inches tall. It is equipped with fast-recharge battery circuitry and sustains continuous operation for at least 12 hours.
     Our wireless player terminal is capable of playing not only bingo but also traditional casino games. When required approvals are obtained, our wireless player terminals will allow players to play traditional casino games anywhere within permitted public areas of the casino. By providing a means to play in a comfortable environment, our wireless player terminals may stimulate players to play longer and will, in essence, expand the casino floor to auxiliary gaming and peripheral public areas while simultaneously reducing energy and labor costs.
     We believe that our mobile gaming platform meets the standards established by the Nevada Gaming Commission for conventional slot machines. In particular, our internal testing indicates that our wireless player terminal can withstand a 23,000 volt electrostatic discharge, the standard that is required of slot machines. It is also equipped with tamper-evident features that render the unit inoperable following tampering.
Stationary Player Terminals
     Our stationary player terminals are secure PC-compatible computers equipped with high-resolution, 15 inch flat liquid crystal color touchscreens and are available in different formats, such as slant-top, upright, coin-operated and cashless video terminals. These high end terminals allow players to watch and listen to close-circuit television programs in adjustable picture-in-picture windows while playing bingo or traditional casino games. Our stationary player terminals are housed in custom-made metal, slot-machine-like cabinets. Our stationary player terminals run essentially the same software as our wireless player terminals.
Cashier-operated POS terminals and self-service POS kiosks
     Players make all money deposits and receive payouts and refunds at our secure PC-compatible cashier-operated POS terminals or at our self-service POS kiosks. The functions of both POS configurations are nearly identical, as both POS configurations issue bar-coded transaction receipts to the player, register the player’s identification from the player’s card, and register those transactions with the central game file servers. The only difference is that in the case of the cashier-operated terminals, it is the cashier who accepts payments and hands out refunds and prizes, whereas, a kiosk acts much like a bank automated teller machine.
     Both POS configurations have optional features, such as the ability to accept credit cards where permitted by law. The kiosk can be configured to dispense bills, coins or redeemable bar-coded vouchers and can be combined with a charger rack to house wireless player terminals. In jurisdictions other than Nevada, the kiosk also optionally houses the central file server that operates games on the wireless player terminals dispensed from the kiosk. With optional wheels, a mobile kiosk can be transported to different multi-use facilities, such as theaters. The kiosk incorporates a player-operated touchscreen that doubles as an advertising channel when the kiosk is not in use. The kiosk’s internal systems are securely locked and alarmed and are accessible only to authorized personnel who must identify themselves with a magnetic stripe user card and a password entered on the kiosk touchscreen.
     Because self-service kiosks do not require cashiers, they can yield operators significant savings in labor costs. In addition, kiosks shorten the waiting lines, especially in bingo halls, and free more time for the patrons to play casino games.
Internally Developed, Secure and Reliable Wireless Communication Technology
     Our mobile casino gaming platform uses our internally developed, fast-response, secure, bi-directional spread-spectrum RF communication hardware and software for wireless communications. Our communication hardware and software offer reliable and secure data delivery to and from our wireless player terminals, even in the noisy environments characteristic of modern casinos that are saturated with cellular telephones and security radio telephones. We use disposable encryption and authentication keys to prevent hacking of our RF channel.
     Our wireless player terminals are also equipped with a close-proximity, secure, infrared communication channel to download our authentication keys. At the cashier-operated POS terminals and the self-service POS kiosks, we download the wireless player terminal with a file containing many disposable encryption and authentication keys. Each key is used only once to encrypt and authenticate a single gaming transaction performed over the RF channel. For example, each poker hand dealt by the file server to the player terminal is encoded separately with a unique key.
     Our mobile gaming platform can detect and automatically terminate operations on the wireless player terminals when they are taken beyond permitted areas by destroying the encryption and authentication keys. Our wireless player terminals can also be equipped with player identification circuitry to, among other things, prevent under-age gaming.
Manufacturing and Assembly
     We develop and own all technical documentation and intellectual property rights to manufacturing tools, such as plastic molding forms and printed circuit board layout masks used to manufacture our wireless player terminals.
     Once a product is designed and thoroughly tested at our facility, we subcontract the volume production of parts and subassemblies to outside vendors. We subcontract subassembly manufacturing jobs to a number of reputable second-source suppliers. As a result, if demand for our products increases significantly, we can increase our manufacturing capabilities by placing additional orders with multiple manufacturers.
     In addition to subcontracting the manufacturing of our custom subassemblies, we also purchase standard off-the-shelf components, such as video monitors, power supplies and batteries in volume. In order to achieve economies of scale, we carefully research the component markets for the best prices available and often adjust our designs to incorporate cost-efficient components that we can purchase in large volumes.
     Upon receipt of ordered parts and subassemblies, we assemble the finished products at our facility in Las Vegas. We believe that our current facility is adequate for manufacturing sufficient volume of mobile gaming products to satisfy the anticipated demand. Currently, we operate only one work shift. However, we can add up to two extra work shifts at our current facility.

Competitive Advantages
     We are an established and profitable company with field-proven products that are popular in gaming establishments throughout the United States, including major gaming establishments in Nevada. Our technological advantages include a flexible multi-game, multi-player gaming platform incorporating a secure authenticated wireless communication technology that we believe will be important for success in the emerging mobile gaming market. We believe that our three Nevada non-restricted gaming licenses, essentially, prerequisites for manufacturing, distributing and operating gaming devices in Nevada, give us a time advantage over the potential new entrants into the emerging mobile gaming market in Nevada.
Field-proven, player accepted gaming platform with a majority share of the Nevada mobile bingo gaming market.
     Our wireless bingo products are field-proven and well accepted by players nationwide who have played our products for almost a decade. We supply a majority of the mobile bingo gaming equipment in Nevada. We believe that wide acceptance of our mobile bingo gaming platform in Nevada will allow us to succeed in the emerging Nevada mobile gaming market for playing traditional casino games.
Flexible, downloadable gaming platform.
     Our gaming platform is expected to provide casino operators with the flexibility to quickly add traditional casino games to our platform, when approved. By simply changing the software on the game file server, operators can quickly enable new games on the wireless player terminals as well as adjust the pay-outs on games. Our multi-game, multi-player gaming platform offers the ability to play bingo and many popular traditional casino games such as keno, poker and slots on a single player terminal. In addition, the platform includes optional small-footprint, self-service POS kiosks that are expected to facilitate gaming in underperforming auxiliary gaming casino areas.
Secure, authenticated wireless communication technology.
     Our gaming platform incorporates internally developed wireless security and authentication hardware and software for communication between our servers and wireless player terminals, which we believe will be beneficial in meeting the requirements of the mobile gaming regulations as adopted. While serving our customer base, we accumulated real-world experience with the challenges of secure data delivery to and from our wireless player terminals, even in the noisy RF environments characteristic of modern casinos. In addition, our wireless communication technology incorporates perimeter control and player identification features that automatically shut down any wireless player terminal taken beyond permitted public areas and allow for verification of the identity of the player. We believe the combination of the positive experiences of our casino customers and their patrons with our ability to maintain the security and integrity of our mobile gaming platform will be an essential marketing advantage for us as the Nevada mobile gaming market develops.
Three existing non-restricted Nevada gaming licenses that allow us to manufacture, distribute and operate gaming devices.
     Having a non-restricted Nevada distributor gaming license is a prerequisite for distributing gaming products in the state of Nevada. In addition to having such a license, we also have non-restricted Nevada gaming license to manufacture gaming devices. These existing licenses allow us to serve Nevada’s existing mobile bingo gaming market and the emerging mobile casino market. The Nevada Gaming Commission has also granted us an Operator of Inter-Casino Linked Systems, or OILS, license, which permits us to operate multi-site games that link several casinos into a wide area progressive jackpot.

Entrants that hope to serve the mobile gaming market enabled by the Nevada Mobile Gaming Law must have, or obtain, non-restricted gaming licenses to serve the Nevada market. Obtaining such licenses is a costly, lengthy process that entails rigorous levels of corporate due diligence and in-depth scrutiny of officers and, in some cases, directors of the companies applying for such licenses.
Growth Strategy
     Our business objective is to capitalize upon our competitive advantages in the emerging mobile gaming market in casino public areas. Our primary business strategies are to:
Initially, deliver traditional casino games on our mobile gaming platform to our existing Nevada casino bingo customer base.
     We are planning to deliver traditional casino games on our mobile gaming platform to our existing customer base, Nevada bingo halls, where we already have a presence and a substantial player affinity. We believe that bingo players will embrace the opportunity to play traditional casino games on the same wireless player terminals on which they already play bingo. Since our gaming platform is flexible, and includes the ability to quickly change games, we are planning to gradually introduce a variety of new games along with the existing traditional casino games.
Market bingo and traditional casino games on our mobile gaming platform for use in all auxiliary gaming areas and subsequently market our mobile gaming platform for use in peripheral public areas of Nevada casinos.
     We plan to expand our sales by deploying our wireless gaming systems in both the auxiliary gaming and peripheral public areas of gaming establishments. Currently, casino operators derive limited gaming revenues from these areas. We believe casino operators would be interested in generating additional revenue from these auxiliary gaming and peripheral public areas and will be receptive to our mobile gaming platform. Accordingly, we plan to start aggressive marketing of our mobile gaming platform to additional gaming establishments by promoting our products as an efficient means for offering casino games and bingo in these underutilized spaces.
     Currently, very few casinos offer bingo to their patrons because of the high real estate and operational costs associated with having dedicated bingo halls. Our mobile gaming technology enables casinos to offer players a virtual bingo hall without the high cost of maintaining a dedicated bingo hall. Accordingly, we are planning to aggressively market our mobile gaming platform not only as a new revenue generating solution for auxiliary gaming and peripheral public areas of gaming establishments, but also as a new marketing tool aimed to attract bingo players to gaming establishments that have not historically offered bingo.
Expand marketing efforts beyond Nevada.
     We believe there are significant business opportunities for mobile gaming products not only in Nevada but also in many other domestic and foreign gaming jurisdictions. Currently, Nevada is the first and the only jurisdiction to enact legislation authorizing mobile gaming for traditional casino games. However, many gaming jurisdictions tend to follow Nevada’s lead concerning gaming laws and regulations. Assuming that other gaming jurisdictions enact laws, regulations and regulatory licensing requirements like those enacted in Nevada, that we comply with such regulatory requirements and that we are successful in the emerging Nevada mobile gaming market, we expect that we will be successful in penetrating jurisdictions outside of Nevada. Accordingly, we plan to increase our sales efforts outside of Nevada and to aggressively market our mobile gaming products worldwide.

Competition
     We experience intense competition from a number of established suppliers of gaming equipment to the bingo market and the casino market. Many of our competitors have longer operating histories, long-standing relationships with gaming establishments and suppliers, greater name recognition and greater financial, technical and marketing resources than we do. As a result, our competitors may have substantial competitive advantages over us. Additionally, the casino market has a cautious attitude toward the reliability and security of emerging wireless gaming platforms, creating additional marketing challenges for us. We may not be able to exploit new or emerging technologies, adapt to changes in customer requirements more quickly than our competitors or devote the necessary resources to the marketing of our products and services. See “Item 1A. Risk Factors.”
Bingo Market
     Currently, our primary competitors in our existing electronic bingo market are VKGS, LLC, or Video King, formerly a division of BK Entertainment Corp. and GameTech International, Inc., or GameTech. We believe that we are focused on the high performance segment of the electronic bingo market, while many of our competitors serve the mass market segment where bingo player terminals are less expensive and have fewer features and technological capabilities.
     In addition to Video King and GameTech, a number of other companies compete in the electronic bingo market including Planet Bingo, LLC, Melange Computer Services, Inc., Blue Dog, Inc., Electronic Game Solutions, Inc. and California Concepts, Inc. Many of our bingo market competitors offer stationary and portable bingo player terminals. We are not aware of any competitors with an installed base of bi-directional wireless player terminals and only a few of them currently deliver any wireless technology. Our competitors’ one-way RF communication technology may limit their ability to offer more advanced versions of bingo or traditional casino games, such as keno, slots and poker on a wireless player terminal.
Emerging Mobile Gaming Market
     The casino markets are highly regulated, have stringent product requirements and high system integrity and security requirements. We would anticipate that these factors will continue to pertain as the Nevada mobile gaming market develops. In the emerging mobile gaming market, we expect to encounter competition from new entrants who seek to meet these market requirements.
     Cantor Fitzgerald LP, a large financial services company that already offers wireless sports betting in the United Kingdom, is expected to aggressively pursue the required Nevada gaming licenses and seek Nevada’s approval for its technology. At least two other gaming technology companies, Chimera Technology Corp. and Diamond I, Inc. have announced their strong interest in the emerging mobile gaming market. Although we expect these and other companies to be attracted to the potentially lucrative Nevada mobile gaming market, we believe it will be difficult for such companies to fully meet the market’s requirements. For instance, obtaining Nevada gaming licenses can be difficult, costly and time consuming. Also it can be difficult to gain market recognition in the very demanding Nevada gaming market. Lastly, some of these companies have indicated that they plan to use off-the-shelf personal digital assistants as their wireless gaming terminals. We question whether such products can achieve regulatory and market acceptance.
     In addition, large gaming equipment manufacturers in the Nevada slot machine market, including Aristocrat Leisure, Ltd., Alliance Gaming Corporation and WMS Gaming Inc., may also attempt to enter the emerging mobile gaming market. At least three well established gaming equipment manufacturers,

International Game Technology, or IGT, Shuffle Master, Inc., and Progressive Gaming International Corporation have expressed interest in entering the emerging mobile gaming market. These companies are much larger than we are and are well entrenched in the existing gaming market. The United States gaming equipment market has historically been dominated by IGT, currently the largest gaming equipment manufacturer in the world. However, we are not aware of any mobile gaming products being field tested by these companies.
     Finally, traditional casino operators may attempt to enter the emerging mobile gaming markets themselves. Most of these companies are much larger than we are.
Research and Development
     Since our inception in 1989, we have continuously developed innovative gaming and entertainment products for our customers. We have internally developed all critical aspects of our gaming platform and have outsourced only the volume manufacturing of parts and subassemblies. We design all of our software, including all of our source code and all of our user interfaces and graphic art for our player terminals. We also design all of our hardware, including both electronic and mechanical components, all printed circuit board diagrams and layouts, and all 3D and 2D mechanical drawings for all our plastic and metal parts. We expect to continue to emphasize the research and development aspect of our business. Research and development costs for the years ending December 31, 2004 and 2005 were $367,821 and $927,800, respectively.
Customers
     Currently, our customers are bingo hall operators in the commercial casino, tribal casino and charitable bingo markets. As the mobile gaming market develops in Nevada, we anticipate selling our mobile gaming platform products to a broader group of casino operators in Nevada and in other jurisdiction when mobile gaming is approved in these jurisdictions.
     We have a broadly diversified and geographically dispersed customer base. Sales to entities affiliated with the Gila River Indian Community represented approximately 2% and 9% of our revenues during 2004 and 2005, respectively.
Sales, Marketing and Distribution
     Except where we are contractually or statutorily prohibited from doing so, we market our products to customers through direct and indirect channels. Our direct channel consists of our own marketing efforts as well as marketing through Millennium, our wholly-owned subsidiary.
     We also distribute our products to our customers through our indirect channel consisting of a network of authorized distributors, operating in the United States, Canada and the United Kingdom. Our distributor agreements typically have one-year initial terms with successive one-year automatic renewals. Our distributors provide valuable services to our customers, including immediate on-site customer support. During 2004 and 2005, sales through our single-largest distributor, K&B Sales Incorporated, doing business as Good Time Bingo, represented approximately 29% and 30% of our revenues, respectively. During 2004 and 2005, sales through Atlantic Bingo Supply, Inc., another of our distributors, represented approximately 9% and 11% of our revenues. Recently, we entered into exclusive distributorship arrangements for marketing our gaming products in Italy and Australia.
     The profit margins from the distributor facilitated accounts are lower than the profit margins typical for our direct accounts because the latter do not involve any commissions paid to distributors. We are focused on strengthening our direct account sales and marketing capability, which we believe will result in a rising proportion of higher margin direct house accounts.
     We generate a significant amount of our revenue from domestic customers. During 2003, 2004 and 2005, our domestic revenues were 97%, 98% and 98%, respectively. During 2003, 2004 and 2005, our international revenues were 3%, 2% and 2%, respectively.
Customer Support
     We provide comprehensive support services to our customers either directly or through our distributors. We also provide 24/7 hotline support to our customers. Although most of the technical problems are typically resolved over the telephone or by replacing failed equipment with spare parts, in critical cases, our field service personnel have to perform on-site maintenance and technical training. The on-site maintenance is provided by us as an accommodation to our customers and is not required by our contracts. We do not provide any performance, fitness of use or similar warranty or guaranty to our customers.
     An important part of customer service is the initial installation and training of customer personnel. From time to time, we also perform customer service at locations directly serviced by our distributors, particularly when a distributor is new or inexperienced. Our personnel, particularly our management team, are composed of experts in the gaming field whose advice is well regarded by our customers. We continually provide our advice to our customers regarding our gaming platforms and compliance with regulatory matters related to our gaming platforms.
     Our BingoStar platform can be easily configured by bingo hall personnel for any desired bingo games, patterns, prizes and sessions, without the involvement of ourselves or the local distributor. Our BingoStar platform allows our technicians to reprogram all stationary and wireless player terminals on-site. Where permitted by law and authorized by our customers, we can also remotely reprogram most of the components of our BingoStar platform utilizing secure communication protocols.
Intellectual Property
     We hold four United States patents and their international equivalents in certain countries. The first patent, which expires in August, 2006 , relates to concurrent gaming networks. Two patents, which expire in 2010, relate to a lottery-type wagering game. The fourth patent, which expires in 2012, relates to a magnetic bingo board. Although we license one of our existing patents on a non-exclusive basis to three licensees, we do not rely on any licensing revenue related to either of these patents. We have also filed additional patent applications that are currently pending in the United States Patent and Trademark Office.
     We are the registered owner of trademarks FortuNet®, Mega Fortune® and BingoStar®, as well as pending trademark applications, including WIN-WIN™ and AIMS™.
     In addition, each of our employees has executed an agreement to maintain the confidentiality of our trade secrets and to assign to us any intellectual property that they conceive of in the scope of and during their employment with us.
Government Regulation
     The gaming industry and the gaming equipment manufacturing industry exist within a stringently controlled regulatory environment and are subject to federal, state, tribal, local and foreign regulation. Companies participating in these industries must hold the required gaming licenses, permits or other approvals in all jurisdictions in which they conduct business. Many jurisdictions also require the licensing or a finding of suitability of officers, directors, major stockholders and key employees, the termination or disassociation with such officer, director, key employee or major stockholder that fails to file an application or to obtain a license or finding of suitability; the submission of detailed financial and operating reports; and the submission of reports of material loans, leases and financings; and the regulatory approval of some commercial transactions, such as the transfer or pledge of equity interests in the company. These regulatory burdens are imposed upon gaming-related suppliers or vendors on an ongoing basis. The regulatory agencies that oversee these jurisdictions not only continually scrutinize license holders, but in some cases also approve the types of products that can be sold by equipment manufacturers and used by operators. The standards for product approval vary from jurisdiction to jurisdiction, although the Nevada standards are generally the most stringent.
     Various aspects of our business are subject to gaming regulation. Depending on the nature of the noncompliance, our failure to comply with these regulations may result in the suspension or revocation of any license or registration at issue, as well as the imposition of civil fines and criminal penalties.
     Our electronic bingo products, including the wireless and stationary units, are subject to stricter scrutiny than traditional paper bingo products. We believe electronic bingo player units are legal in all tribal jurisdictions, United States Armed Forces bases, 27 states, and in a growing number of foreign jurisdictions.
     Electronic bingo in charitable bingo halls is less widely permitted than paper bingo, largely because many states’ laws and regulations were written before electronic bingo technology was available. We believe that electronic bingo is permitted in 27 of the 48 states in the United States in which paper bingo is legal. Favorable changes in this regulatory environment occurred in the recent decade.
Licensing Requirements
     Currently, we are licensed as a gaming equipment manufacturer or distributor in several states and tribal jurisdictions. We intend to seek the necessary licenses, approvals and findings of suitability for our products and our personnel in other jurisdictions where there is an opportunity to market our products. We cannot assure you that we will obtain the necessary licenses, approvals or findings of suitability in a timely fashion or at all. If obtained, we cannot assure that the licenses, approvals or findings of suitability will not be revoked, suspended or conditioned or that we will be able to obtain the necessary approvals for our future products as they are developed. If a license, approval or finding of suitability is required by a regulatory authority and we fail to receive the necessary license, approval or finding of suitability, we may be prohibited from distributing our products for use in the applicable jurisdiction or may be required to distribute our products through other licensed entities at a reduced profit.
Nevada Regulation
The Nevada Mobile Gaming Law
     On June 6, 2005, Nevada enacted the Nevada Mobile Gaming Law. This law enabled the Nevada Gaming Commission, with the advice and assistance of the Nevada Gaming Control Board, to promulgate regulations governing the operation of mobile gaming and the licensing of operators, manufacturers and distributors of mobile gaming equipment and systems in Nevada. Before adopting the regulations, the Nevada Mobile Gaming Law required the Nevada Gaming Commission to determine that mobile gaming systems could be operated in compliance with all applicable laws, be secure and reliable and provide reasonable assurances that gaming devices would be operated only by players of lawful age and only in approved areas. These determinations were made and the final regulations under the Nevada Mobile Gaming Law were adopted on March 23, 2006.
     The Nevada Mobile Gaming Law defines “mobile gaming” as conducting gaming through communication technology and devices that allow a player to transmit information to a computer that assists in placing a bet or wager and corresponding information related to the display of the game and its outcome. “Communications technology” is defined to mean the method and components employed by a gaming establishment to facilitate the transmission and reception of information, including wireless networks, wireless fidelity, wire, cable, radio, microwave, light, optics or computer data networks. Mobile gaming can only be conducted in “public areas” of a gaming establishment that operate at least 100 slot machines and at least one other game. Public areas specifically exclude hotel rooms or living accommodations. The regulations as adopted define “mobile gaming systems,” “operator of a mobile gaming system,” “equipment associated with mobile gaming” and “public areas” for purposes of the law.
     The Nevada Mobile Gaming Law mandated that the revenue of operators and manufacturers of mobile gaming systems will be subject to the same licensing fee provisions to which currently licensed gaming establishments are subject with respect to the operation of other games and gaming devices and that mobile gaming devices will be subject to the same fees and taxes as are slot machines. Based upon the regulations as adopted, we believe that our current non-restricted gaming licenses allow us to manufacture and distribute our mobile gaming platforms in Nevada without additional licensing requirements. Our mobile gaming platforms for playing traditional casino games will be required to be approved before they may be deployed in Nevada casinos.
Policy Concerns of Nevada Gaming Laws
     The laws, regulations and supervisory practices of most gaming authorities are based upon declarations of public policy. In the case of Nevada, these public policy concerns include, among other things:
•	preventing unsavory or unsuitable persons from being directly or indirectly involved with gaming or the manufacture or distribution of gaming devices at any time or in any capacity;

•	establishing and maintaining responsible accounting practices and procedures;

•	maintaining effective controls over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs, and safeguarding assets and revenue, providing reliable record keeping and requiring the filing of periodic reports with the Nevada gaming authorities;

•	preventing cheating and fraudulent practices; and

•	providing a source of state and local revenue based on taxation and licensing fees.
     Changes in these laws, regulations and procedures could have significant negative effects on our operations, financial condition and results of operations.
Securities Registration
     As a condition to closing our Initial Public Offering we were required to apply to and be registered by the Nevada Gaming Commission as a publicly traded corporation, referred to as a registered company, for the purposes of the Nevada Gaming Control Act and the regulations of the Nevada Gaming Commission.

As a gaming licensee, we were also required to apply for and receive an exemption from provisions of the Nevada Gaming Control Act and the regulations of the Nevada Gaming Commission that prohibit gaming licensees from becoming registered companies. Our applications for registration as a registered company and for the exemption were recommended for approval by the Nevada Gaming Control Board on December 7, 2005 and were approved by the Nevada Gaming Commission on December 22, 2005.
     Periodically, we are required to submit detailed financial and operating reports to the Nevada Gaming Commission and furnish any other information the Nevada Gaming Commission may require. In addition, our gaming licenses require the periodic payment of fees and taxes, and are not transferable or assignable.
Individual Licensing Requirements
     The Nevada gaming authorities may investigate any individual who has a material relationship to, or material involvement with, us in order to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Individual licensing is not a prerequisite to become an officer of our company, but the person becoming an officer must apply for individual licensing within 30 days of becoming an officer. Currently, Yuri Itkis and Boris Itkis are licensed. On October 11, 2005, Jack B. Coronel and William R. Jacques, Jr. filed applications to obtain individual licenses. The licensing of these individuals was not a prerequisite for our obtaining registration as a registered company as discussed above under Securities Regulation. Licensing is not a prerequisite to become a director of FortuNet and we do not anticipate that any of our independent directors will be required to be licensed as a result of serving as a director. The Nevada gaming authorities may deny any application for any cause they deem reasonable. Granting of an individual license requires a concomitant determination of suitability of the applicant. A finding of suitability and grant of an individual license requires submission of detailed personal and financial information, followed by a thorough investigation. An applicant for licensing or a finding of suitability must pay for all the costs of the investigation. We reimbursed our employees for the cost of seeking and maintaining licenses obtained at our request, including Yuri Itkis, Boris Itkis, Jack B. Coronel and William R. Jacques, Jr. Changes in licensed positions must be reported to the Nevada gaming authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada gaming authorities may disapprove a change in a corporate position, such as a change in job title or substantive job responsibilities.
     If the Nevada gaming authorities were to find any of our personnel required to be licensed unsuitable for licensing, we would have to sever all relationships with that person. In addition, the Nevada Gaming Commission may require us to terminate the employment of any person who refuses to file appropriate applications or refuses to pay the required investigative fees. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.
Consequences of Violating Gaming Laws
     If the Nevada Gaming Commission determines we violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our registrations and gaming licenses. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act, or the regulations of the Nevada Gaming Commission, at the discretion of the Nevada Gaming Commission. Limitation, conditioning or suspension of our gaming licenses or related registrations could, and revocation of any gaming license or registration would, have a material adverse effect on our gaming operations.

Requirements for Beneficial Securities Holders
     Unless we are registered as a publicly traded corporation by the Nevada Gaming Commission, no person may become a stockholder of, or receive any percentage of profits from, us without first obtaining the necessary licenses and approvals from the Nevada Gaming Commission. We have also requested and obtained approval from the Nevada Gaming Commission for exemptions available under the Nevada Gaming Control Act that will generally exempt the beneficial holders of our securities from the mandatory licensing requirements. This exemption will apply to current and future beneficial holders of our securities.
     Regardless of the number of shares held, any beneficial holder of our voting securities, may be required to file an application, be investigated, and have that person’s suitability as a beneficial holder of voting securities determined if the Nevada Gaming Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. An exemption from the licensing requirements does not have the effect of exempting a beneficial owner from a suitability determination if the Nevada Gaming Commission requires such determination. If the beneficial owner of our voting securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant must pay all costs of investigation incurred by the Nevada gaming authorities in conducting any investigation.
     The Nevada Gaming Control Act requires any person who acquires five percent or more of any class of the voting securities of a registered company to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires beneficial owners of 10 percent or more of a registered company’s voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada Gaming Control Board mails the written notice requiring the filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Gaming Control Act, which acquires 10 percent or more, but not more than 15 percent, of the registered company’s voting securities may apply to the Nevada Gaming Commission for a waiver of the finding of suitability if the institutional investor holds the voting securities for investment purposes only. An application to be considered as an institutional investor is a separate application and the applicant is required to pay the applicable investigative fees.
     An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of its business as an institutional investor and were not acquired and are not held for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations or the registered company or any of its gaming affiliates or any other action that the Nevada Gaming Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include:
•	voting on all matters voted on by stockholders or interest holders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and

•	other activities the Nevada Gaming Commission may determine to be consistent with the investment intent.

     Other than our Chief Executive Officer and Chairman, Yuri Itkis, and our Chief Technical Officer, Boris Itkis, who have been found suitable by various gaming authorities, none of our officers or directors have been found suitable by any gaming authority. If a gaming authority in any jurisdiction fails to find any of our officers, directors or significant stockholders suitable, we may be prohibited from leasing, licensing or selling our products in that jurisdiction. We are unaware of any facts or circumstances that would categorically prevent a gaming authority from finding any of our officers, directors or significant stockholders suitable.
Consequences of Being Found Unsuitable
     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or the Chairman of the Nevada Gaming Control Board, or who refuses or fails to pay the investigative costs incurred by the Nevada gaming authorities in connection with the investigation of its application, may be found unsuitable. The same restrictions apply to an owner of record if the owner of record, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of any voting security or debt security of a registered company beyond the period of times as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest in us or to have any other relationship with us, we:
•	pay that person any dividend upon any voting securities;

•	allow that person to exercise, directly or indirectly, any voting right held by that person relating to us;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•	fail to pursue all lawful efforts to require the unsuitable person to relinquish such person’s voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value.
     A finding of suitability is generally determined based upon a myriad of facts and circumstances surrounding the entity or individual in question and many gaming authorities have broad discretion in determining whether a particular entity or individual is suitable. We are unaware of any facts or circumstances that would categorically prevent a gaming authority from finding any of our officers, directors or significant stockholders suitable.
Gaming Laws Relating to Securities Ownership
     The Nevada Gaming Commission may, in its discretion, require the holder of any common stock, debt or similar security of a registered company to file applications, be investigated and be found suitable to own the common stock, debt or other security of the registered company if the Nevada Gaming Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Gaming Commission determines that a person is unsuitable to own the security, then under the Nevada Gaming Control Act, the registered company may be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Gaming Commission, it:
•	pays to the unsuitable person any dividend, interest, or other distribution;

•	recognizes any voting right by the unsuitable person in connection with the securities;

•	pays the unsuitable person remuneration in any form; or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.
     We are required to maintain a current stock ledger in Nevada that may be examined by the Nevada gaming authorities at any time. If any securities are held in trust by an agent or by a nominee, the record owner may be required to disclose the identity of the beneficial owner to the Nevada gaming authorities. A failure to make the disclosure may be grounds for finding the record owner unsuitable. We will be required to render maximum assistance in determining the identity of the beneficial owners of our voting securities. The Nevada Gaming Commission has the power to require the stock certificates of any registered company to bear a legend stating that the securities are subject to the Nevada Gaming Control Act, but has not imposed this requirement on us. If the Nevada Gaming Commission were to impose this requirement, we expect that we would seek an exemption from this requirement.
Approval of Changes in Control
     As a registered company, we must obtain prior approval of the Nevada Gaming Commission with respect to a change in control through a merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by which anyone obtains control of us.
     Entities seeking to acquire control of a registered company must satisfy the Nevada Gaming Control Board and the Nevada Gaming Commission with respect to a variety of stringent standards before assuming control of a registered company. The Nevada Gaming Commission also may require controlling stockholders, officers, directors and other persons who have a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.
Approval of Defensive Tactics
     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and registered companies that are affiliated with those operations, may be harmful to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:
•	assure the financial stability of corporate gaming licensees and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.
     Because we are a registered company, approvals may be required from the Nevada Gaming Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by a registered company’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

Fees and Taxes
     We pay license fees and taxes computed in various ways depending on the type of gaming or activity involved. These fees and taxes, depending upon their nature, are payable monthly, quarterly or annually and are based upon either a percentage of the gross revenues received or the number of gaming devices operated. Annual fees are also payable to the State of Nevada for renewal of our manufacturers and distributors licenses and our OILS license. Our cost of fees and taxes for the years ending 2003, 2004 and 2005 were $77,363, $97,503 and $91,410, respectively.
Foreign Gaming Investigations
     Any person who is licensed, required to be licensed, registered, required to be registered, or who is under common control with those persons, collectively, “licensees,” and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Gaming Control Board of the licensee’s or registrant’s participation in foreign gaming. We currently comply with this requirement. The revolving fund is subject to increase or decrease at the discretion of the Nevada Gaming Commission. Licensees and registrants are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee or registrant is also subject to disciplinary action by the Nevada Gaming Commission if it:
•	knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

•	fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

•	engages in any activity or enters into any association that is unsuitable because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect, discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to the gaming policies of Nevada;

•	engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

•	employs, contracts with or associates with a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of unsuitability.
Federal Registration
     The Federal Gambling Devices Act of 1962, the “Johnson Act,” makes it unlawful for a person to manufacture, transport, or receive gambling machines, gambling devices or components across interstate lines unless that person has first registered with the United States Attorney General. We have complied with the registration requirements of the Johnson Act. Gambling devices must also be identified and we must keep certain records in accordance with the Johnson Act’s requirements. If we violate the Johnson Act, our equipment may be seized or forfeited and we may be subject to other penalties.
Tribal Gaming Regulation
     When contracting with tribal owned or controlled gaming establishments, we become subject to tribal laws and regulations that may differ materially from the non-tribal laws and regulations under which we generally operate. In addition to tribal gaming regulations that may require us to provide disclosures or obtain licenses or permits to conduct our business on tribal lands, we may also become subject to tribal laws that govern our contracts. These tribal governing laws may not provide us with processes, procedures and remedies that enable us to enforce our rights as effectively and advantageously as the processes, procedures and remedies that would be afforded to us under non- tribal laws, or to enforce our rights at all, and may expose us to an increased risk of contract repudiation as compared to that inherent in dealing with non-tribal customers. Many tribal laws permit redress to a tribal adjudicatory body to resolve disputes; however, such redress is largely untested in our experience. We may be precluded from enforcing our rights against a tribal body under the legal doctrine of sovereign immunity.
     Gaming on tribal lands, including the terms and conditions under which gaming equipment can be sold or leased to tribal users, is governed by federal law, tribal-state compacts and tribal gaming regulations. The Indian Gaming Regulatory Act of 1988, “IGRA,” provides the framework for federal and state control over all gaming on tribal lands and is administered by the National Indian Gaming Commission and the Secretary of the United States Department of the Interior. IGRA requires that the tribe and the state enter into a written agreement, a tribal-state compact that governs the terms of certain types of gaming activities. We are not aware of any state in which a tribal-state compact seeks to regulate bingo.
     The regulations and ordinances adopted by tribal authorities vary but generally impose standards and technical requirements on gaming hardware and software, and may impose registration, licensing and background check requirements on gaming equipment suppliers and their officers, directors and stockholders similar to typical requirements imposed by Nevada gaming authorities.
Traditional Casino Game Regulation
     Traditional casino games, such as poker, keno and video slots, are regulated much more stringently than bingo games. The number of jurisdictions in which traditional casino games are currently permitted is relatively small in comparison to the number of jurisdictions in which bingo is permitted. The State of California just entered into compacts with a large number of tribal authorities. The evolution of the regulation of traditional casino games is very difficult to predict, and no assurance can be provided that our planned entrance into the traditional casino game market with mobile gaming platforms will be successful.
Employees
     As of December 31, 2005, we had employed 49 employees, including 22 employees in the manufacturing and service department, 18 employees in the engineering department and 9 employees in the administration and sales department. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be good.
ITEM 1A. RISK FACTORS
Risks Relating to Our Business
Our failure to obtain approvals under the regulations promulgated under the Nevada Mobile Gaming Law will negatively impact our growth strategy.
     The regulations promulgated under the Nevada Mobile Gaming Law require us to obtain approval of our mobile gaming devices for use in Nevada casinos. If we are unable to obtain or maintain approval of our mobile gaming platform as required by the regulations, we will be unable to manufacture, distribute and operate wireless player terminals that enable casino players to play casino games in public areas of gaming establishments as permitted by the Nevada Mobile Gaming Law.
Our inability to comply fully, or at all, with the mobile gaming regulations may result in substantial additional development costs and preclude us from executing our growth strategy.
     The regulations require that our mobile gaming systems be approved by the Nevada Gaming Lab before we may distribute these systems to Nevada casinos. The Nevada Gaming Lab may impose significant requirements on the functionality or design of mobile gaming systems that may be manufactured, distributed or operated in Nevada. To the extent that our existing mobile gaming platform may not comply with such requirements, we would need to undertake additional research and development activities that may be costly, time consuming or require the procurement of components that are scarce in supply. Despite undertaking additional research and development activities, we may not be able to design or develop a mobile gaming platform that complies with the standards adopted by the Nevada Gaming Lab, in which case we would be unable to manufacture, distribute or operate wireless player terminals that enable casino players to play traditional casino games in the public areas of gaming establishments permitted under the Nevada Mobile Gaming Law, and therefore be unable to fully execute our growth strategy.
Our failure to maintain our current licenses and regulatory approvals or failure to maintain or obtain licenses or approvals for our gaming devices in any jurisdiction will prevent us from operating in that jurisdiction and possibly other jurisdictions, leading to reduced overall revenue.
     As a manufacturer, distributor and operator of gaming platforms, we currently hold licenses in a number of jurisdictions, including Nevada. Our officers, including our major stockholder, Yuri Itkis, are required to obtain and maintain licenses, permits and other forms of approval in certain jurisdictions. We are under continuous scrutiny by the applicable regulatory authorities. Our or our officers’ current regulatory approvals may be revoked, suspended or curtailed at any time. Our or our officers’ failure to obtain or maintain regulatory approval in any jurisdiction may prevent us from obtaining or maintaining regulatory approval in other jurisdictions. The failure to maintain a license in a single jurisdiction or a denial of a license by any new jurisdiction may cause a negative “domino effect” in which the loss of a license in one jurisdiction could lead to regulatory investigation and possible loss of a license in other jurisdictions.
     Some jurisdictions also require licenses, permits or other forms of approval for specific gaming devices. If other jurisdictions adopt mobile gaming laws similar to the Nevada Mobile Gaming Law, these approval requirements may vary from jurisdiction to jurisdiction. As a general matter, the regulatory approval of devices involving traditional casino games is more difficult to obtain than those for bingo products. Some jurisdictions require the regulatory approval of entities and individuals before the pursuit of regulatory approval of specific gaming devices, but other jurisdictions allow the pursuit of such regulatory approvals concurrently. Although we and the individuals associated with us may obtain regulatory approval in a particular jurisdiction, we may not be able to manufacture, distribute or operate our mobile gaming platforms in that jurisdiction without separate and specific regulatory approval of our mobile gaming platform. Any failure of our gaming platform to meet the requirements for approval or to obtain the approval in any jurisdiction will cause us to not be able to distribute our gaming platforms in the jurisdiction.

If other gaming jurisdictions do not adopt mobile gaming legislation similar to the Nevada Mobile Gaming Law, or on any terms at all, we will be unable to implement our growth strategy outside of Nevada.
     Our ability to execute fully our growth strategy in jurisdictions other than Nevada depends upon other gaming jurisdictions adopting mobile gaming legislation involving traditional casino games. Currently, Nevada is the first and the only state to enact legislation authorizing mobile gaming for traditional casino games. Although we are not aware of any tribal gaming authority that has specifically prohibited mobile casino gaming involving traditional casino games, we are also not aware of any that have approved it, even though many tribal gaming authorities in practice allow mobile bingo gaming. The adoption of gaming legislation can be affected by a variety of political, social and public policy forces and gaming jurisdictions other than Nevada may not adopt mobile gaming legislation involving traditional casino games in the foreseeable future. To the extent that other jurisdictions do adopt mobile gaming legislation involving traditional casino games, we may not be able to comply fully with the legislation without incurring substantial additional development costs, or at all. If we are required to modify our mobile gaming platform to comply with such potential legislation, we may suffer the increased costs of maintaining multiple variants of our mobile gaming platform to comply with the differing legislation of different jurisdictions. If other gaming jurisdictions fail to adopt mobile gaming legislation involving traditional casino games or we are unable to comply with such legislation without substantial additional costs, we may be unable to execute our growth strategy.
Our failure to obtain gaming licenses or other regulatory approvals in other jurisdictions would preclude us from expanding our operations into and generating revenue from these jurisdictions.
     The manufacture and distribution of gaming devices are subject to extensive federal, state, local and tribal regulation. Some jurisdictions require licenses, permits and other forms of approval for gaming devices. Most jurisdictions require licenses, permits or other forms of approval of the manufacturers, distributors and operators of gaming devices, including evidence of financial stability, and of the suitability of their officers, directors, major stockholders and key employees. The regulatory agencies conduct in-depth investigations of gaming device manufacturer licensees as well as detailed personal background checks of key employees and major stockholders of the licensees. Obtaining requisite approvals of state and tribal gaming authorities is a time-consuming and costly process. Even after incurring significant time and expense in seeking regulatory approvals, we may not be able to obtain them. Our failure or the failure of our officers, directors, major stockholders or key personnel to obtain regulatory approval in any jurisdiction will prevent us from distributing our products and generating revenue in that jurisdiction.
Our failure to comply with tribal regulation and tribal laws would preclude us from operating in tribal jurisdictions and deriving revenue therefrom.
     We are required to obtain licenses and approvals from tribal authorities in order to operate in tribal jurisdictions. When seeking approvals from or licensing with tribal-owned or tribal-controlled gaming establishments, we become subject to tribal laws and regulations. These laws and regulations may differ materially from the non-tribal laws and regulations under which we generally operate. A change in tribal laws and regulations or our inability to obtain required licenses of our gaming platforms or licenses to operate on tribal lands could have a material adverse effect on our business, financial condition and operating results.

We may not be able to enforce our contractual rights against tribal governments or agencies, which may negatively impact our operations.
     In addition to tribal gaming regulations that may require us to provide disclosures or obtain licenses or permits to conduct our business on tribal lands, we may also become subject to tribal laws that govern our contracts. These tribal governing laws may not provide us with processes, procedures and remedies that enable us to enforce our rights as effectively and advantageously as the processes, procedures and remedies that would be afforded to us under non-tribal laws, or to enforce our rights at all. Many tribal laws permit redress to a tribal adjudicatory body to resolve disputes; however, such redress is largely untested in our experience and tribal judiciaries are not always independent. We may be precluded from enforcing our rights against a tribal body under the legal doctrine of sovereign immunity. Our inability to enforce our contract rights under tribal law could negatively impact our operations.
Our failure to retain and extend our existing contracts with customers and to win new customers would negatively impact our operations.
     All of our lease contracts relate to our electronic bingo products. In 2005 we derived 99.93% of our revenues and cash flow from our portfolio of contracts to lease electronic bingo products to gaming establishments, such as casinos, and bingo halls. Our contracts are typically for a term ranging from one to three years in duration and several are on a month-to-month basis. Not all of our contracts preclude our customers from using bingo devices of our competitors. Upon the expiration of one of our contracts, a gaming establishment may award a contract through a competitive procurement process, in which we may be unsuccessful in winning the new contract or forced to reduce the price that we charge the gaming establishment in order to renew our contract. In addition, some of our contracts permit gaming establishments to terminate the contract at any time for our failure to perform and for other specified reasons. The termination of or failure to renew or extend one or more of our contracts, or the renewal or extension of one or more of our contracts on materially altered terms could, depending upon the circumstances, have a material adverse effect on our business, financial condition, results and prospects.
     We derive a substantial portion of our revenue from direct sales to our customers, or house accounts, which we service ourselves, without any involvement of outside distributors. Although such accounts typically involve higher profit margins, the competition for these accounts is very keen. We typically negotiate one to three year, automatically renewable leases for our bingo units with our direct customers. The house account contracts tend to be challenging to maintain and enforce, especially those with tribal gaming operators, and therefore, we may not be able to retain lucrative house accounts indefinitely. A loss of any such account may have a severe negative impact on our revenue.
Losing any of our small number of independent distributors upon whom we depend for a significant portion of our revenue would negatively impact our operations.
     We are dependent upon a small number of independent distributors to market and sell our products to casinos and bingo halls. For the fiscal years ended December 31, 2004 and 2005, approximately 56.4% and 55.4%, respectively, of our revenues were derived through nine distributors. During the same periods, we derived approximately 29.0% and 29.7%, respectively, of our revenue from our single largest distributor. Due to our payment of commissions to distributors, our customer contracts derived from distributors generate lower profit margins than our contracts derived from direct sales, or house accounts. Because we do not directly control our distributors or their customer intake practices, contracts with customers derived from distributors may be susceptible to higher default rates and lower profit margins than our house accounts.

     Some of our distributors are not contractually prohibited from marketing or selling products of our competitors. Our contracts with our distributors typically cover one to three year terms and are automatically renewed for one year unless terminated upon the expiration of the then current term. Upon the expiration of a contract term, we may not be able to renew any of these contracts on terms that are favorable to us, or at all. Our competitors may provide incentives to our distributors to market and sell their products in addition to or in lieu of ours. The loss of any of our distributors may result in a material reduction in our revenue, resulting in a material adverse effect on our business, financial condition and results of operations.
Difficulties with the limited number of manufacturers and suppliers upon whom we rely for components of our products would negatively impact our production capacity, customer relationships and operations.
     We purchase most of the parts, components and subassemblies necessary for the manufacture of our products from outside sources. We assemble these parts, components and subassemblies into finished products in our manufacturing facility. While most of the parts, components and subassemblies are produced by more than one manufacturer and can be purchased through more than one supplier, we currently rely upon approximately 12 vendors from whom we purchase substantially all of our components. We currently obtain the touchscreens for our wireless gaming terminals from a single supplier. While changing suppliers for this component is not impossible, doing so would require significant time and effort on the part of our engineering and management teams and may cause us to miss revenue generating opportunities until we are able to obtain touchscreen monitors from a new supplier. In addition, the supplies of the central processing units, memory and peripheral drives for our mobile gaming platforms are often uncertain and subject to significant backlogs from time to time due to spikes in general demand for such products. We compete with other companies for the production capacity of third party manufacturers and suppliers of these and other components. Certain of these competing companies have substantially greater financial and other resources than we have and thus we may be at a competitive disadvantage in seeking to procure production capacity.
     To procure certain parts, components and subassemblies, we sometimes commit to supply contracts in which we commit to purchase large quantities over extended periods of time. By doing so, we are exposed to a number of risks. If the market prices of these components drop below the prices at which we are committed to purchase them, our purchase commitments may preclude us from taking advantage of reductions in market prices. If the components are surpassed by superior technology that becomes available after we make our purchase commitments, our purchase commitments may preclude us from taking advantage of technological advancements. If a change in the design or specifications of our products results in a substitution or elimination of a component, we may be forced to write off a substantial quantity of obsolete inventory of components or to sell such components in the open market at a loss.
     Our inability to contract with third-party manufacturers and suppliers to provide a sufficient supply of our components on acceptable terms and on a timely basis could negatively impact our relationships with customers and materially and adversely harm our business. For those components that we procure under supply contracts, if any of such supply contracts were to be terminated or breached, we may not be able to procure an alternate supply on terms as favorable to us in time, or at all. We may suffer lengthy delays in our manufacturing process while we seek to procure an alternate supply. A delay in our ability to manufacture products may adversely affect our goodwill with customers, expose us to liability to customers and result in the loss of business opportunities. Any alternate supply of parts, components or subassemblies may be more expensive to us or may require us to undertake additional engineering activities to integrate the alternate supply into our products or manufacturing process.

     Certain parts, components and subassemblies for our products are manufactured outside of the United States, which exposes us to the risks of foreign currency fluctuations, political and economic instability and limited protection of intellectual property.
We operate in a highly competitive industry, which may negatively affect our operations and our ability to maintain relationships with gaming establishments.
     The market for gaming devices generally is intensely competitive, and we expect competition to increase and intensify as the market for mobile gaming devices develops. We currently compete with other providers of electronic bingo products, such as VKGS, LLC, or Video King, formerly a division of BK Entertainment Corp., GameTech International, Inc., Planet Bingo, LLC, Melange Computer Services, Inc., Blue Dog, Inc., Electronic Game Solutions, Inc. and California Concepts, Inc. in the marketing of our BingoStar wireless bingo systems. Although none of our competitors that manufacture mobile bingo devices is currently licensed in Nevada, we may face competition from these providers in the market for mobile gaming devices in the future. Given the market penetration, name recognition, marketing resources and familiarity with the gaming device industry generally, traditional casino game device manufacturers could be a significant competitive threat to us. We expect fierce competition from multiple large competitors dominating their respective markets in our expansion efforts, such as Aristocrat Leisure, Ltd., International Game Technology, Alliance Gaming Corporation, WMS Gaming Inc. and Shuffle Master, Inc., that may enter the market for mobile gaming devices. In addition, we may in the future face potential competition from new entrants into the gaming device market, such as Cantor Fitzgerald LP, a large financial services company that already offers wireless sports betting in the United Kingdom, and at least two other gaming technology companies, Chimera Technology Corp. and Diamond I, Inc. Finally, traditional casino operators, most of whom are much larger than us, may attempt to enter the emerging mobile gaming market. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, proprietary technology, significantly greater financial, marketing and other resources and more readily available access to capital that could allow them to respond more quickly to new or changing opportunities.
     Other providers of electronic bingo products have in the past reduced, and may in the future continue to reduce, the prices of their products to gaming establishments in order to win those gaming establishments as customers and to gain market share. To the extent that competitive pressures force us to reduce our prices or provide other incentives to establish or maintain relationships with gaming establishments, our business and operating results could be adversely affected.
If our wireless gaming terminals do not achieve and maintain widespread acceptance by gaming establishments and casino game players as a means to play traditional casino games, our business operations will not grow as anticipated.
     Our current business depends on the preferences of gaming establishment players that play bingo games, and our growth strategy depends on the preferences of gaming establishment players that play traditional casino games, such as poker, keno and slots. The tastes and preferences of players of bingo and traditional casino games are known to change over time. If the bingo games or traditional casino games that we enable gaming establishment players to play using our wireless gaming terminals do not appeal to players to the degree anticipated, our mobile gaming platforms will not be fully utilized and our business will suffer.
     The success of our growth strategy will depend to a large extent on broad market acceptance of our wireless gaming terminals among casinos and their players who play traditional casino games. The only market acceptance that our wireless gaming terminals currently enjoy is as a means to play bingo games electronically. Even if we are successful in deploying mobile gaming platforms that enable casino players to play traditional casino games, gaming establishments and their players may still not use our wireless gaming terminals for a number of reasons, including preference for live dealers, preference to play casino games in a traditional environment using traditional equipment, mistrust of technology and perceived lack of reliability. We believe that the acceptance of our wireless gaming terminals by gaming establishments and their players will depend on our ability to demonstrate the economic and other benefits of our products to gaming establishments, casino players becoming comfortable with using our wireless gaming terminals, the attractiveness of the casino games that players can play using our wireless gaming terminals, ease of use, and the reliability of the hardware and software that comprise our mobile gaming platforms.
     Initially, we intend to offer our customers equipment lease agreements under which we will lease our wireless gaming terminals and the associated equipment. However, if and when market acceptance of our wireless gaming platforms has been established, we may be required to sell wireless gaming platforms to customers rather than lease them because of the prevailing practices of casino operators to purchase rather than lease equipment. However, if our wireless gaming terminals fail to quickly achieve market acceptance as a means to play traditional casino games, our customers may not renew their leases or may not purchase our mobile gaming platforms, which would have a material adverse effect on our business, financial condition and results of operation.
Any change in our business model from the lease of wireless gaming terminals to the sale of gaming terminals may result in an eventual reduction of our revenues.
     We currently derive substantially all of our revenues by leasing our wireless gaming terminals and associated equipment to our gaming establishment customers. If and when market acceptance of our wireless gaming terminals is established, our gaming establishment customers may prefer to purchase our wireless gaming terminals rather than lease them. If we sell our wireless gaming terminals in the future, we must price them in a manner that reflects the ongoing lease revenues that leasing them generates. If we are unable to sell our wireless gaming terminals for a sales price in excess of the lease revenues that we would otherwise receive, our revenues may eventually decline.
Disrupted operation of our server-based gaming systems caused by the network infrastructure of the casinos in which they are installed would cause dissatisfaction among customers and gaming establishments and may harm our operating results.
     We expect to enter into agreements with customers that operate casinos and bingo halls in more than one location. In such cases, we anticipate that our agreements with such customers will provide that the customer will be responsible for providing, at its expense, a dedicated high-speed computer network connection between our server-based gaming systems in the various locations operated by the customer to a remote central gaming server supporting such systems. Failures or disruptions of a customer’s dedicated high-speed connection that result in the stoppage of play or in reduced performance of our server-based gaming system could disrupt players’ gaming experience, adversely affect the casinos’ or bingo halls’ satisfaction with our gaming devices, delay market acceptance of our mobile gaming platforms and harm our reputation, business, operating results and financial condition. In addition, our customers have to reserve, for our exclusive use, certain radio frequency, or RF, channels of adequate capacity to accommodate reliable and expedient wireless communication between our wireless player terminals and central game file servers.

We expect to spend substantial amounts on research and development, but these efforts may fail or lead to operational problems that could negatively impact our operations.
     In order to compete effectively in an era of technological changes, we must continuously enhance our existing products and develop, introduce and market new products and services. As a result, we expect, as needed, to continue to make a significant investment in product development. Our development of products is dependent on factors such as assessing market trends and demands and obtaining requisite governmental approvals. Although we are pursuing and will continue to pursue product development opportunities, we may fail to develop any new products or services or enhancements to existing products. Even if new products or services are developed, these products or services may not prove to be commercially viable, or we may not be able to obtain the various gaming licenses and approvals necessary to manufacture and distribute these products or provide these services to our customers. We may experience operational problems with such products after commercial introduction that could delay or defeat the ability of such products to generate revenue or operating profits. Future operational problems could increase our costs, delay our plans or adversely affect our reputation or our sales of other products, which, in turn, could materially adversely affect our success. We cannot predict which of the many possible future products will meet evolving industry standards and casino or player demands.
Changes in technology may make our inventory obsolete and cause significant losses.
     Future technological advances in the gaming equipment market may result in the availability of new products or increase the efficiency of existing products. We may not be able to adapt to such technological changes. If a technology becomes available that is more cost-effective or creates a superior product, we may be unable to access such technology or its use may involve substantial capital expenditures that we may be unable to finance. Existing, proposed or as yet undeveloped technologies may render our technology less viable, less profitable or obsolete. We may not have available the financial and other resources to compete effectively against companies possessing such technologies. If we were to fail to develop our product and service offerings to take advantage of technological developments, we may fall behind our competitors and our business, financial condition, results and prospects could suffer. If technological advances render our current inventory of products obsolete, we may suffer significant revenue losses and write-downs of our assets.
Defects in, and fraudulent manipulation of, our gaming platforms could reduce our revenue, increase our costs, burden our engineering and marketing resources, involve us in litigation and adversely affect our gaming licenses.
     The real and perceived integrity and security of mobile gaming is critical to its ability to attract players. We strive to set exacting standards of system security for the systems that we provide to gaming establishments, and our reputation in this regard is an important factor in our business dealings with our customers and regulators, such as the Nevada Gaming Commission and other governmental agencies. For this reason, an actual or alleged system security defect or failure attributable to us could have a material adverse effect upon our business, financial condition, results and prospects, including our ability to retain existing contracts or obtain new contracts.
     Our success will depend on our ability to avoid, detect and correct software and hardware defects and prevent fraudulent manipulation of our mobile gaming platforms. Although our mobile gaming platforms are subject to rigorous internal testing and will be subject to additional testing by regulators in certain gaming jurisdictions, we may not be able to build and maintain products that are free from defects or manipulations and that satisfy these tests. Although we have taken rigorous steps to prevent defects and manipulations, our gaming platforms could suffer from such defects and manipulation after they are put into operation.

     Although we do not believe it is likely, it is possible that an individual could breach the security systems of a casino or bingo hall, gain access to the central game file server on which our server-based mobile gaming platform operates and fraudulently manipulate its operations. The occurrence of such fraudulent manipulation or of defects or malfunctions could result in financial losses for our customers and, in turn, termination of leases, cancellation of orders, product returns and diversion of our resources. Even if our customers do not suffer financial losses, casinos and bingo halls may replace our gaming platforms if they do not perform according to expectations. Any of these occurrences could also result in the loss of or delay in market acceptance of our server-based gaming platform and loss of licenses, leases and sales.
     In addition, the occurrence of defects in, or fraudulent manipulation of, our gaming platforms may give rise to claims for lost revenue and related litigation by our gaming establishment customers and may subject us to investigation or other disciplinary action by regulatory authorities that could include suspension or revocation of our regulatory approvals.
Improper conduct of our employees could harm our reputation and adversely affect our business operations.
     The real and perceived integrity and security of mobile gaming is critical to its ability to attract players. We strive to set exacting standards of personal integrity for our employees and reliable security for the gaming platforms that we provide to our customers, and our reputation in this regard is an important factor in our business dealings with Nevada Gaming Commission and other governmental agencies. For this reason, any allegation or a finding of improper conduct on our part, or on the part of one or more of our employees, or an actual or alleged security defect with our gaming platform or failure attributable to us, could have a material adverse effect upon our business, financial condition, results and prospects, including our ability to retain existing contracts or obtain new or renewal contracts, or the loss of gaming licenses or other regulatory approvals.
If we are unable to retain our senior employees or attract other key personnel our operations may suffer.
     Our future success depends to a significant degree on the skills, experience and efforts of our key personnel. We depend heavily on the ability and experience of a small number of senior executives who have substantial experience with our operations and the electronic gaming device industry, including Yuri Itkis, our Chief Executive Officer and Chairman; William Jacques, our Chief Financial Officer and Controller; Jack Coronel, our Chief Marketing Officer and Director of Compliance and Strategic Development; and Boris Itkis, our Chief Technical Officer and Director of Engineering. The loss of any of these senior executives or the failure of any of these senior executives to obtain or maintain the requisite regulatory licenses, permits or determination of suitability would have a material adverse effect on our business.
     Changes in licensed positions must be reported to the Nevada gaming authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada gaming authorities may disapprove a change in a corporate position, such as a change in job title or substantive job responsibilities. Any such disapproval would prevent us from redeploying our senior executive talent in new functional roles even if management desires to do so.
     Our future success depends upon our ability to attract, train and retain key marketing personnel and key managers as we further develop our products and as we enter new markets and expand in existing markets. Due to licensing requirements of these personnel that may be imposed by gaming authorities, our pool of potential employees may be more limited than in other industries. Competition for individuals with the skills required is intense, and we may not be successful in recruiting such personnel. In addition, we may not be able to retain such individuals as they may leave our company and go to work for our competitors. If we are unable to attract or retain key personnel, our business, financial condition and operating results could be materially adversely affected.
Our failure to properly manage growth would adversely affect our business operations.
     In order to implement our business strategy, we must effectively manage rapid growth in our manufacturing, sales and customer support operations. This rapid growth will strain our existing management, financial and other resources. To manage any future growth effectively, we will have to expand our management team, integrate new personnel and augment our marketing and production capabilities. To rapidly produce large volumes of wireless gaming terminals, we will have to formulate and implement design, production planning, manufacturing and quality assurance plans that are unlike those we have used in the past. These plans may strain our manufacturing and industrial engineering capabilities and resources. Rapid growth would also require us to improve our financial, accounting and operational systems and controls. Expansion into new geographic areas would further strain our limited operational and marketing resources. If we are unable to effectively manage our growth, we may fail to execute our business strategy and our operations and financial results may be adversely affected.
Future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources.
     As part of our business strategy, we may seek to acquire businesses, services and technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with valuable customer contacts or otherwise offer growth opportunities. If we fail to achieve the anticipated benefits of any acquisitions we may complete, our business, operating results, financial condition and prospects may be impaired. Acquisitions and investments involve numerous risks, including:
•	Difficulties in integrating operations, technologies, services, accounting and personnel;

•	Difficulties in supporting and transitioning customers of our acquired companies to our technology platforms and business processes;

•	Diversion of financial and management resources from existing operations;

•	Potential loss of key employees;

•	Inability to generate sufficient revenues to offset acquisition or investment costs; and

•	Potential write-offs of acquired assets.
     Acquisitions also frequently result in recording of goodwill and other intangible assets, which are subject to potential impairments in the future that could harm our operating results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted. Such dilution could adversely affect the market price of our stock. It is also possible that at some point in the future we may decide to enter new markets, thus subjecting ourselves to new risks associated with those markets.

Our patents and proprietary rights may not be enforceable, may not be cost effective to enforce or may not provide significant competitive advantage, which could negatively impact our operations.
     Our success depends to a significant degree upon protecting our intellectual property rights. We have four United States patents relating to our products and corresponding patents in certain foreign countries. Of the four patents, one expires in August, 2006, two expire in 2010 and one expires in 2012. The patents that we own now or in the future may not provide us with significant competitive advantages or may be impaired by challenges to the validity or enforceability of such patents. For example, in the past the validity of one of our patents has been repeatedly challenged, and is currently being challenged in court along with another patent we recently acquired. Others may independently develop similar or more advanced technologies or products or design around aspects of our technology that may be patented.
     It is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without our authorization or otherwise infringe on our intellectual property rights. We may have to rely on litigation to enforce our intellectual property rights and contractual rights. For example, we are pursuing a patent infringement action against Planet Bingo, LLC and Melange Computer Services, Inc. to discontinue what we believe to be their infringement of our rights arising under our patents. Both defendants have counterclaimed that our patents are invalid and Planet Bingo, LLC has alleged that our operations infringe one of its patents. See “Item 3. Legal Proceedings” for a more detailed discussion of this litigation. If these counterclaims are successful, our patents may be invalidated or limited in scope or we may be forced to modify or discontinue our operations or pay substantial damages. If litigation that we initiate is unsuccessful, including the litigation described above, we may not be able to protect the value of our intellectual property and our business could be adversely affected.
     We have patent applications that are currently pending before the United States Patent and Trademark Office. These patent applications may not result in any patents being issued. If these patent applications do not become issued patents, our competitors would not be prevented from using these inventions described in the applications.
     In addition, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. If a claim of infringement against us is successful, we may be required to pay royalties to use technology or other intellectual property rights that we had been using or we may be required to enter into a license agreement and pay license fees, or we may be required to stop using the technology or other intellectual property rights that we had been using. We may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources.
     In addition, we may not be able to deter current and former employees, consultants, and other parties from breaching confidentiality agreements with us and misappropriating proprietary information from us. If we are unable to adequately protect our intellectual property, it could have a material adverse effect on the value of our intellectual property, our reputation, our business and our operating results.
We may not be able to obtain additional financing if required, which could harm our operations and ability to generate revenue.
     Our ability to manufacture our gaming platforms on a large scale may require us to obtain additional financing necessary for the manufacture of such hardware components and expansion of our inventory. The net proceeds that we have received from the sale of the shares of common stock in our initial public offering together with revenue that we generate from operations may not be sufficient to fund the planned expansion of our inventory.

     If we are unable to generate sufficient revenue or if our working capital and manufacturing capacity is not capable of keeping up with demand, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our production capabilities. We may not be able to obtain needed additional equity or debt financing on terms that are favorable to us, or at all. If we are able to obtain such financing, existing stockholders may suffer dilution and the equity or debt securities issued to raise such financing may have rights, preferences and privileges senior to those of existing stockholders. If we require, but are unable to obtain, sufficient additional financing in the future we may be unable to implement our business plan, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even ceased and our ability to generate revenues would be materially impaired.
Our inability to lease suitable facilities may harm, delay or prevent our operations.
     The long term lease for our Las Vegas, Nevada facility, which is our only facility, expires in December 2010. This facility provides us with a convenient central location from which to service our customers. We may not be able to extend the lease on its current terms or, if required, locate new adequate manufacturing facilities on commercially reasonable terms or at all.
Risks Relating to Our Industry
A decline in the popularity of gaming could reduce the demand for our products.
     We provide mobile gaming platforms to gaming establishments to enable players to play bingo in several jurisdictions, including Nevada, and traditional casino games on cruise lines. When legally permitted, we intend to provide mobile gaming platforms to enable players to play traditional casino games using our wireless player terminals in Nevada. As a result, our business depends on consumer demand for the games that we enable. Gaming is a discretionary leisure activity, and participation in discretionary leisure activities has in the past, and may in the future, decline during economic downturns because consumers have less disposable income. Therefore, during periods of economic contraction, our revenue may decrease while some of our costs remain fixed, resulting in decreased earnings. Gaming activity may also decline based on changes in consumer confidence related to general economic conditions or outlook, fears of war, future acts of terrorism, or other factors. A reduction in tourism could also result in a decline in gaming activity. Finally, a legislature or regulatory authority may prohibit all or some gaming activities all together in its jurisdiction. A decline in gaming activity as a result of these or any other factors would have a material adverse effect on our business and operating results.
     Changes in consumer preferences could also harm our business. Gaming competes with other leisure activities as a form of consumer entertainment, and may lose popularity as new leisure activities arise or as other leisure activities become more popular. In addition, gaming in traditional gaming establishments competes with Internet-based gaming for gaming players, and we do not serve the Internet gaming market. The popularity and acceptance of gaming is also influenced by the prevailing social mores, and changes in social mores could result in reduced acceptance of gaming as a leisure activity. To the extent that the popularity of gaming in traditional gaming establishments declines as a result of either of these factors, the demand for our gaming platforms may decline and our business may be adversely affected.

Expansion of the gaming industry faces opposition that could limit our access to some markets and impair our growth.
     We expect a substantial portion of our future growth to result from the general expansion of the gaming industry. The expansion of gaming activities in new markets can be very controversial and may depend heavily on the support of national, local and tribal governments. Changes in government leadership, failure to obtain requisite voter support in referenda, failure of legislators to enact enabling legislation and limitations on the volume of gaming activity that is permitted in particular jurisdictions may prevent us from expanding our operations into new markets. A failure by the gaming industry to expand at the rate that we expect could have a material adverse effect on our business, growth rates, financial condition and operating results.
     Gaming opponents continue to persist in efforts to curtail the expansion of legalized gaming. Unfavorable public referendums, anti-gaming legislation or unfavorable legislation affecting or directed at manufacturers or operators of gaming products may materially and adversely impair our business and growth prospects. Gaming opponents may be successful in preventing the legalization of mobile gaming in jurisdictions where mobile gaming may be presently prohibited or in limiting the expansion of mobile gaming where it is currently permitted, in either case to the detriment of our business, financial condition, results and prospects.
Future acts of terrorism, as well as other factors affecting discretionary consumer spending and air travel, may impact our industry and may harm our operating results.
     Future terrorist attacks similar to those of September 11, 2001, may have a significant impact on the travel and tourism industries upon which the gaming industry, and we in turn, depend. In general, our Nevada-based gaming establishment customers are adversely affected by disruptions in air travel, regardless of cause. Although, our gaming establishment customers in markets outside of Nevada, which are not as dependent on air travel, may not experience as much business disruption, the potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations. Future acts of terror in the United States or an outbreak of hostilities involving the United States may reduce players’ willingness to travel, with the result that our operations will suffer. The amounts that our customers pay to us are based on usage of our devices. Accordingly, reduced usage results in reduced payments to us. Although the revenue we generate from our gaming devices may decline as a result of reductions in air travel or consumer spending, our contracts do not generally provide our customers with the right to terminate their contracts with us as a result of reductions in air travel or consumer spending.
We operate our business in regions subject to natural disasters and other severe catastrophic events, including hurricanes. We have suffered casualty losses as a result of Hurricane Katrina, and any disruption to our business resulting from Hurricane Katrina will adversely affect our revenue and results of operations.
     The strength and profitability of our business depends on player demand for our products at gaming establishments. The impact of natural disasters, the outbreak of infectious diseases and other factors affecting discretionary consumer spending could negatively affect gaming activity and consequently, the demand for and use of our products at affected gaming establishments. Disruptions of gaming establishment operations, as a result of natural disasters and other catastrophic events beyond our control, would also reduce the number of gaming establishments that offer our products. Accordingly, we anticipate that our revenue and results of operations in Louisiana will decline in 2006 as a result of Hurricane Katrina. During the hurricane season of 2005, we had a decrease in revenues from operations in Louisiana of approximately $132,000 and anticipate that 2006 revenues will be negatively affected by approximately $155,000. Although we cannot predict the extent of any such decline, any interruption to our business resulting from Hurricane Katrina, or other natural disaster, will adversely affect our revenue and results of operations.
     We operate our business primarily through gaming platforms, including wireless and stationary player terminals, cashier-based POS terminals and self-service POS kiosks, used by players at gaming establishments and bingo halls. Accordingly, a substantial portion of our physical assets are in locations beyond our direct control, including areas of Louisiana that sustained major damage as a result of Hurricane Katrina. Although we are still assessing the full extent of the losses, we may suffer a loss of equipment as a result of Hurricane Katrina. Our insurance may not be adequate to recover our losses from Hurricane Katrina or any other natural disaster. More generally, our business may also be adversely affected by any damage to or loss of equipment that we install at gaming establishments resulting from theft, vandalism, terrorism, flood, fire or any other natural disaster. The amounts that our customers pay to us are based on usage of our devices. Accordingly, reduced usage results in reduced payments to us. Although the revenue we generate from our gaming devices may decline as a result of a natural disaster, our contracts do not generally provide our customers with the right to terminate their contracts with us as a result of a natural disaster.
Beneficial holders of our securities will be subject to regulation by the Nevada gaming authorities, which may result in required applications for license, findings of suitability and mandatory redemption of shares.
     Because we are a registered company under the Nevada Gaming Control Act, any person who acquires five percent or more of any class of our voting securities is required to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires any person who acquires 10 percent or more of our voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada Gaming Control Board mails a written notice requiring the filing. If such person fails or refuses to apply for a finding of suitability or license within 30 days after being ordered to do so by the Nevada gaming authorities, or if such person refuses or fails to pay the investigative costs incurred by the Nevada gaming authorities in connection with such person’s application, the person may be found unsuitable. The same restrictions apply to the owner of record if the owner of record, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds any voting security may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with us, we:
•	pay that person any dividend upon any voting securities;

•	allow that person to exercise, directly or indirectly, any voting right relating to us held by the person;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•	fail to pursue all lawful efforts to require the unsuitable person to relinquish such person’s voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value.
     Our Amended and Restated Articles of Incorporation provide that persons who acquire five percent or more of the beneficial ownership of our outstanding capital stock notify us and consent to any background investigation or other requirements imposed by any gaming authority. Our Amended and Restated

Articles of Incorporation also provide for mandatory redemption of its shares if the beneficial owner fails to comply with any applicable gaming law requirements.
Certain Nevada statutes have potential anti-takeover effects that could delay or prevent a change in control of our company and depress the price of our common stock.
     Nevada statutes regulating business combinations, takeovers and control share acquisitions may hinder or delay a change in control of our company. In addition, under Nevada law, any change of control of our company must also be approved by the Nevada gaming authorities. Other jurisdictions may have similar requirements. These statutes could limit the price that investors might be willing to pay in the future for shares of our common stock and may limit our stockholders’ ability to receive a premium on their shares by discouraging takeovers and tender offer bids, even if such events could be viewed as beneficial by our stockholders.
ITEM 2. PROPERTIES
     We relocated our operations in September, 2005 to our current facility, located at 2950 South Highland Drive, Suite C, Las Vegas, Nevada, 89109. This facility is an approximately 22,000 square foot facility utilized for our administrative office, product showroom, research and development and manufacturing functions. The lease for this facility expires in December 2010. We believe that our current facility is adequate for manufacturing a sufficient volume of mobile gaming products to satisfy the anticipated demand through the existing lease term.
ITEM 3. LEGAL PROCEEDINGS
     We are pursuing a patent infringement lawsuit against two of our competitors, Planet Bingo, LLC and Melange Computer Services, Inc. The lawsuit involves two of our patents. We allege that both patents are being infringed by Plant Bingo, LLC and one of the patents is being infringed by Melange Computer Services, Inc. We filed this action in May 2004 in the United States Federal Court, District of Nevada. We are seeking unspecified monetary damages and injunctive relief. The defendants have counter-claimed that our patents are invalid and one of the defendants, Planet Bingo, LLC, has alleged that our operations infringe on one of its patents. The patent that Planet Bingo, LLC alleges that we have infringed has been invalidated by a Federal District Court in unrelated litigation. This decision is on appeal. If either of the counter-claims is successful, our patents may be invalidated, or limited in scope, or we may be forced to modify or discontinue our operations or pay substantial damages.
     We believe that the final resolution of any such threatened or pending litigation, individually or in the aggregate, is not likely to have a material adverse effect on our business, cash flow, results of operations or financial position.
     In rare instances, we are threatened with or named as a defendant in lawsuits arising in the ordinary course of business, such as personal injury claims and unemployment-related claims and from time to time, also prosecute various collection claims against delinquent customers.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On October 21, 2005, our stockholders executed a written unanimous consent in lieu of a special meeting approving an amendment and restatement of our articles of incorporation and our 2005 Stock Incentive Plan and our 2005 Stock Incentive Plan for Independent Directors. No other matters were brought for a vote of the stockholders during the fourth quarter of fiscal year ended 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
     During 2005 there was no established public market for our common stock. As of January 31, 2006 our common stock began trading on the Nasdaq National Market under the symbol “FNET.”
Holders of Common Stock
     All of the shares sold in our initial public offering are held beneficially. As of February 28, 2006, we had 10 stockholders of record.
Dividends
     During 2004 and 2005 we paid dividends to holders of our common stock on a quarterly basis. The dividends paid in 2004 were $120,000. The dividends paid during 2005 were $2,370,000. However, we do not intend to pay any dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings, if any, to finance our business and for general corporate purposes. Our Board of Directors has the authority to declare and pay dividends on our common stock, in its discretion, as long as there are funds legally available to do so. The terms of any future debt or credit facility may preclude us from paying dividends on our common stock.
Equity Compensation Plans
     The following table gives information about our shares of common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2005.
Equity Compensation Plan Information

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	758,388 (1)
Equity compensation plans not approved by security holders	0	N/A	0
Total	0	N/A	758,388

(1)	We have two equity incentive plans, our 2005 Stock Incentive Plan and our 2005 Stock Incentive Plan for Independent Directors. A total of 725,000 shares of our common stock has been reserved for issuance under the 2005 Stock Incentive Plan and 100,000 shares have been reserved for issuance under the 2005 Stock Incentive Plan for Independent Directors. As of February 28, 2006, 61,112 shares have been awarded under the 2005 Stock Incentive Plan and 5,500 shares have been awarded under the 2005 Stock Incentive Plan for Independent Directors.
Use of Proceeds
     We completed an initial public offering of our common stock during the first quarter of 2006. Our registration statement on Form S-1 under the Securities Act (File No. 333-128391) was declared effective on January 30, 2006. The underwriter for the offering was WR Hambrecht + Co.
     On January 31, 2006 we sold 2,500,000 shares of common stock at $9.00 per share. In addition, pursuant to our over-allotment option granted WR Hambrecht + Co. we sold an additional 375,000 shares of common stock in February 2006 at $9.00 per share. All of the shares of common stock were sold on our behalf and there were no selling stockholders in the offering.
     The aggregate gross proceeds from the shares of common stock sold were $25,875,000. The aggregate net proceeds to us were approximately $23,913,877 as of February 28, 2006, after deducting $1,164,375 in underwriting discounts and commissions and $796,748 in other costs incurred in connection with the offering. We will have some additional costs associated with the offering that we identify after February 28, 2006. No fees or expenses were paid, directly or indirectly, to any of our directors, officers, their respective associates, stockholders or affiliates.
     We have invested all of the net proceeds from our initial public offering in short-term interest bearing investment grade securities. We intend to utilize a significant amount of proceeds from our initial public offering to acquire parts and components for the manufacture of our gaming products. However, we do not intend to commence procuring any significant amount of component parts for manufacture of our gaming products until we are more able to predict the duration of the reviewing process of our mobile gaming systems by the Nevada gaming authorities.

ITEM 6. SELECTED FINANCIAL DATA.
     The following should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements.” The selected financial information as of December 31, 2001 and 2002 and for the year ended December 31, 2001 is based upon our unaudited financial statements.

	Year Ended December 31,
	2001	2002	2003	2004	2005
Combined and Consolidated Statements of Operations Data:
Rental revenue	$7,976,204	$11,340,029	$14,287,365	$14,326,749	$14,684,914
Cost of revenue	3,104,968	1,585,996	2,172,777	2,228,545	2,328,190

Gross profit	4,871,236	9,754,033	12,114,588	12,098,204	12,356,724
Operating expenses:
General and administrative	1,176,560	3,008,060	3,772,933	4,042,257	3,552,995
Sales and marketing	1,139,251	2,912,675	3,936,187	3,930,135	4,380,529
Research and development	111,654	285,462	484,921	367,821	927,800

Total operating expenses	2,427,465	6,206,197	8,194,041	8,340,213	8,861,324

Income from operations	2,443,771	3,547,836	3,920,547	3,757,991	3,495,400
Interest expense	—	(127)	(8,444)	(64,178)	(40,934)
Other income	865,100	159,448	1,452	32,147	77,633

Income before income taxes and minority interest	3,308,871	3,707,157	3,913,555	3,725,960	3,532,099
Provision for income taxes	—	950,899	1,335,126	1,383,789	1,306,877

Income before minority interest	3,308,871	2,756,258	2,578,429	2,342,171	2,225,222
Minority interest	543,794	356,848	341,480	—	—

Net income	$2,765,077	$2,399,410	$2,236,949	$2,342,171	$2,225,222

Net income per share	$0.33	$0.29	$0.27	$0.28	$0.27

Shares used in the calculation of net income per share	8,350,000	8,350,000	8,350,000	8,350,000	8,350,000

	As of December 31,
	2001	2002	2003	2004	2005
Combined and Consolidated Balance Sheet Data:
Current assets	$2,307,000	$3,230,000	$4,218,526	$4,827,415	$4,134,304
Property and equipment, net of accumulated depreciation	2,898,000	3,187,000	3,892,307	5,202,847	5,016,573
Total assets	5,214,000	6,636,000	9,746,790	11,195,100	11,048,503
Current liabilities	773,000	1,144,000	1,106,100	890,189	1,394,864
Long term liabilities	—	135,000	1,094,444	536,494	0
Stockholders’ equity	4,441,000	5,357,000	7,546,246	9,768,417	9,653,639

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
Overview
     We are an established and profitable manufacturer of multi-game and multi-player server-based gaming platforms. Our gaming platforms include networks of both wireless and stationary player terminals, cashier-based point-of-sale terminals, self-service point-of-sale kiosks and game file servers that conduct and control bingo games. Our gaming platforms have been adapted to conduct traditional casino games, such as keno, poker and slots, in addition to bingo.
     We believe that our field-proven mobile gaming platform will be readily adaptable to the regulations promulgated by the Nevada Gaming Commission on March 23, 2006. Our gaming platforms currently enable patrons to play bingo using either our wireless or our stationary player terminals. Our gaming platforms currently enable patrons to play traditional casino games using our stationary player terminals. We have successfully completed the field testing of our wireless player terminals that enable patrons to play traditional casino games on a limited basis on cruise lines. Upon approval of our wireless gaming devices by the Nevada gaming authorities, Nevada casino patrons will be able to play traditional casino games using our wireless player terminals. As a result of the adoption of the regulations, the Nevada Gaming Control Board is positioned to finalize specific policies and procedures governing the process of reviewing, testing and approving mobile gaming systems. We anticipate the process to be complete in the near future.
     Since our inception, we have been a technology innovator in the gaming equipment industry. We helped to define the core concepts of modern gaming technologies including server-based networks, concurrent multi-gaming, cashless gaming, downloadable gaming and notably, mobile gaming. We continue to focus on research and development and have recently introduced our fourth generation wireless player terminal for our gaming platform that enables patrons to play bingo and has been adapted to conduct traditional casino games in casino public areas.
     We currently generate revenue by placing electronic bingo systems in bingo halls under contracts based on (a) a fixed fee per use per session; (b) a fixed weekly fee per terminal; or (c) a percentage of the revenue generated by each terminal. Revenue growth is affected by player acceptance of electronic bingo as an addition or an alternative to paper bingo in our existing establishments, our ability to expand operations into new markets and our ability to increase our market share. Our stationary bingo player terminals generate greater revenue per player terminal than our wireless bingo player terminals, but also require a greater initial capital investment. As our customer base changes from period to period through the addition of new customers or the occasional loss of existing customers, we experience an increase in rental revenue due to the addition of customers and a decrease in rental revenue due to the loss of customers. Our rental revenue is also affected from period to period as a result of changes in operations at our existing customer locations, which result from numerous factors over which we have little or no control.
     We typically install our electronic bingo systems at no charge to our customers and we capitalize all direct costs. We record depreciation of bingo equipment over a five-year estimated useful life using the straight-line method of depreciation.
     We anticipate that at some point we will begin selling our gaming platforms for use in conducting traditional casino games, instead of entering into lease contracts as we do now. At that time, our revenue will include product revenue from sales of equipment, in addition to our leasing revenue. At such time, our product revenue will be determined by the then current price for our products and our unit-volume sales.
     We envision that if we develop product revenue sales, we will also see a recurring revenue component develop for both software upgrades and maintenance of the software components of our sold products.
     Our expenses currently consist of:
     (a) cost of revenue, depreciation of bingo terminals and other capitalized equipment under lease to customers, maintenance, repair and refurbishment of bingo terminals and related support equipment, and cost of shipping. Installation costs and initial shipment expenses associated with new customer lease contracts are expensed as cost of revenue in the period in which the equipment is deployed. Expenses related to maintenance, repair and refurbishment of our existing equipment that has been deployed at customer locations are expensed as cost of revenue in the period in which the maintenance, repair or refurbishment is performed. These expenses are incurred to, among other things, maintain our existing equipment in working order, provide our customers with updated equipment, fix software bugs, if any, provide new functionality and minimize the number of different installation configurations that we must support. We are not obligated to perform maintenance, repair or refurbishment under the terms of our rental agreements with our customers, but do so in order to improve the quality and reliability of our products;
     (b) general and administrative, consisting of activities associated with management of our company and related support, which includes all payroll and benefits other than payroll in connection with research and development activities, amortization of our noncompetition agreements, travel, professional fees, facility expenses and bad debt expense reserves;
     (c) sales and marketing, consisting primarily of commissions paid to distributors for promoting and supporting our products and related marketing costs; and
     (d) research and development, internal research and development activities geared to the further development of our gaming platform, including labor and hardware and software testing, prototyping and development.
     We envision that the development of our product revenue will require us to record cost of revenue that include materials, labor, and direct and indirect manufacturing costs and associated warranty costs.
     Millennium, our wholly owned subsidiary, distributes our bingo products in selected territories in the United States. All of our other operations, including the operation and maintenance of our bingo products and the exclusive distribution of our bingo products in Nevada, Texas and Washington, are conducted by FortuNet. Prior to November 2003, Yuri Itkis held approximately 72% of the voting control over Millennium. In November 2003 Millennium purchased its outstanding shares held by stockholders other than Yuri Itkis. In January 2004, we became the 100% owner of Millennium through Yuri Itkis’ contribution to us of the remaining outstanding shares. This enabled us to consolidate our worldwide distribution rights and enabled significant expense reduction in our overall distribution and operational costs. As part of this consolidation of our distribution channel, we undertook a review of Millennium’s receivables, and determined that certain receivables were delinquent or uncollectible based on our policies. As a result, we wrote off $212,011 of receivables and restructured accounts in the amount of $116,000 in 2004. In addition, we dropped a substantial number of former Millennium customers over the course of 2004 and in the first quarter of 2005 because they did not meet our payment policies. During this same period, we also lost customers that were apparently dissatisfied with the customer service previously provided by Millennium. During 2004 and 2005, these former Millennium customers represented $1,287,704 and $450,144 of our total revenue.
     In 2005, we incurred $320,148 in legal expenses primarily due to ongoing patent infringement litigation against defendants Planet Bingo, LLC and Melange Computer Services, Inc. and our initial public offering. This compares with $179,346 in comparable legal expenses for 2004. We expect similar or increasing levels of litigation expenses in the future.
Application of Critical Accounting Policies and Estimates
     Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the reporting date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, bingo unit depreciation and litigation. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
     Revenue is currently recognized for bingo terminals placed in bingo halls under lease contracts based on (a) a fixed weekly fee per terminal available for bingo (even though our contracts are generally on a month to month basis); (b) a fixed fee per usage per bingo session; or (c) a percentage of the revenue generated by each terminal for bingo sessions played. We do not enter into any financing leases or sales type contracts with our customers. Our platform provides reports of daily usage for billing and reporting purposes for the latter two types of contracts. We bill on a weekly and monthly basis for these revenues and recognize the revenue for the period the units are used or prorate for weekly fees. Existing revenue recognition is a key component of our results of operations, and determines the timing of certain expenses, such as commissions, which are reported in the same period when related revenues are recognized. We recognize revenue in accordance with accounting principles generally accepted in the United States when all of the following factors exist: (a) evidence of an arrangement with the customer; (b) installation of our gaming platform; (c) a fixed or determinable fee; and (d) collectibility is reasonably assured. We exercise judgment in assessing the credit worthiness of our customers and therefore in our determination of whether collectibility is reasonably assured. Should changes in conditions cause us to determine these criteria are not met for future transactions, revenue recognized for future reporting periods could be adversely affected.
Allowance for Doubtful Accounts
     We estimate the possible losses resulting from non-payment of outstanding accounts receivable. We perform ongoing evaluations of our customers and distributors for credit worthiness, economic trends, changes in our customer payment terms, and historical collection experience when evaluating the adequacy of our allowance for doubtful accounts. In determining these percentages, we review historical write-offs of our receivables, payment trends and other available information. While such estimates have been within our expectations and the provisions established, a change in financial condition of specific customers or in overall trends experienced may result in future adjustments of our estimates of recoverability of our receivables.
Depreciation
     The declining balance method of depreciation is used for furniture and fixtures, machinery and equipment and vehicles with a useful life of five to seven years. This method was selected because the productive usefulness of those assets decline at a rate more rapid than straight line. Leasehold improvements are depreciated over the life of the lease. Our rental assets are depreciated over five years using the straight line method. The straight line method is used because we believe this method most accurately matches the costs with the revenues over the useful life of the product. We annually assess whether there is a possible impairment of the assets and equipment and to date have concluded that no impairments exist.
Software Development Cost Policy
     We have not, to date, capitalized any software development costs. If and when software development cost is to be capitalized, we will record these costs in accordance with the Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”
Internal Control Deficiencies
     In connection with the audit of our 2004 financial statements, we received a letter from our independent auditors advising that they consider us to have reportable conditions that are considered to be significant deficiencies in our internal controls. These deficiencies included a lack of segregation of duties within the cash receipts area that could impair our ability to obtain control over amounts received at the time of receipt and a lack of segregation of duties within the bank reconciliation area that provided an ineffective system of cash control because it permits the possibility of fraudulent activities. We corrected these deficiencies in 2005.
Legal Contingencies
     We are currently involved in various legal claims and legal proceedings. We have not accrued any liability for estimated losses related to legal contingencies at this time. In management’s opinion, these matters are not expected to have a significant effect on our financial position or results of operations. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations and financial position.

Results of Operations
     The following table sets forth our results of operations as a percentage of revenue for each of the periods indicated:
Consolidated Income Statement

	Years Ended
	December 31,
	2003	2004	2005
Revenue	100.0%	100.0%	100.0%
Cost of revenue	15.2%	15.5%	15.9%

Gross profit	84.8%	84.5%	84.1%
Operating expenses:
General and administrative	26.4%	28.2%	24.2%
Sales and marketing	27.6%	27.4%	29.8%
Research and development	3.4%	2.6%	6.3%

Total operating expenses	57.4%	58.2%	60.3%

Income from operations	27.4%	26.3%	23.8%
Interest expense	(0.0)%	(0.4)%	(0.3)%
Other income	0.0%	0.1%	0.5%

Income before income taxes and minority interest	27.4%	26.0%	24.0%
Provision for income taxes	9.3%	9.7%	8.8%

Income before minority interest	18.1%	16.3%	15.2%
Minority interest	2.4%	0.0%	0.0%

Net income	15.7%	16.3%	15.2%
Year Ended December 31, 2005 and December 31, 2004
     Rental revenue. Rental revenue was $14,684,914 in the year ended December 31, 2005, compared to $14,326,749 in the year ended December 31, 2004, an increase of $358,165, or 2.5%. This increase was achieved despite the loss of customer revenues associated with becoming the 100% owner of Millennium that represented $450,144 during 2005. After becoming the 100% owner of Millennium, we reevaluated the customers of Millennium and subsequently ceased doing business with those customers that did not meet our payment policies and also lost customers that were apparently dissatisfied with the customer service previously provided by Millennium. Moreover, in connection with our relocation to a new and larger facility at the end of September 2005, we were forced to stop our production line in May 2005 and consequently had to suspend our marketing efforts until we restarted the production line in September 2005. The stoppage of our production line affected our ability to deliver products to our customers during the year ended December 31, 2005, which prevented us from significantly increasing our rental revenue for the period.
     For the year ended December 31, 2005, the net change in our revenue as a result of changes in our customer base was an increase in revenue of $220,976 and the net change in revenue as a result of changes in operations at our existing customer locations was an increase of revenue of $138,929.
     Cost of revenue. Cost of revenue was $2,328,190 during 2005, compared to $2,228,545 during 2004, an increase of $99,645, or 4.5%. The increase in cost of revenue was attributable to the deployment of our fourth generation wireless and stationary player terminals into the market in 2004 that resulted in increased distribution costs as well as depreciation costs during 2005. Specifically, the depreciation cost for 2005 was $1,906,507 as compared to $1,646,091 for 2004. The increase in the depreciation of deployed products was partially offset by a corresponding reduction in the installation and maintenance expenses of $582,454 for 2004 to $356,966 for 2005. This decrease was partially attributable to our increased efficiencies as a result of the integration of our field service operations with former field service operations of Millennium. As a result of this overall increase in costs, our gross margin decreased slightly from 84.5% in 2004, to 84.1% in 2005. In the future we anticipate the depreciation of deployed products to increase or decrease in proportion to the increase or decrease of the aggregate cost basis of the units in the field during a given year.
     General and administrative. General and administrative expenses were $3,552,995, or 24.2% of revenue, in 2005, compared to $4,042,257, or 28.2% of revenue, in 2004, a decrease of $489,262, or 12.1%. This decrease in costs was primarily attributable to efficiencies that were achieved through the consolidation of operations and the elimination of duplicative overhead costs that occurred during 2004 as we integrated the operations of Millennium with the operations of FortuNet. We benefited from the lower operational cost during 2005. This decrease was also due in part to no additional bad debt expense reserve related to Millennium customers being accrued in 2005. We had accrued $212,011 of bad debt expense reserve related to Millennium in 2004. We were able to decrease our general and administrative expenses despite a sharp increase in our litigation expenses related to patent infringement suits we brought against certain competitors. Our litigation expenses increased from $179,346 during 2004 to $320,148, or 78.5%, in 2005.
     Sales and marketing. Sales and marketing expenses were $4,380,529, or 29.8% of revenue, in 2005, compared to $3,930,135, or 27.4% of revenue, in 2004, an increase of $450,394, or 11.5%. This increase was attributable primarily to the expansion of our distribution channel through the addition of new distributors.
     Research and development. Research and development expenses were $927,800, or 6.3% of revenue, 2005, compared to $367,821, or 2.6% of revenue, in 2004, an increase of $559,979, or 152.2%. The drastic increase in research and development expenses was primarily the result of our increased investment in new development hardware and software development tools and labor cost to enable us to accelerate development of upgrades to our hardware and software components of our gaming platform.
     Provision for income taxes. An income tax provision of $1,306,877 with an effective tax rate of 37% was recorded in 2005, compared to $1,383,789 with an effective tax rate of 37.1% in 2004, a decrease of $76,912, or 5.6%. This decrease was primarily due to a decrease in taxable income in 2005.
Years Ended December 31, 2004 and December 31, 2003
     Rental revenue. Rental revenue was $14,326,749 in the year ended December 31, 2004, compared to $14,287,365 in the year ended December 31, 2003, an increase of $39,384, or 0.3%. The modest increase in our rental revenue in 2004 was achieved despite the renegotiation and cancellation of certain customers accounts associated with our becoming the 100% owner of Millennium.
     The net change in rental revenue due to changes in our customer base for the year ended December 31, 2004 compared to our customer base for the year ended December 31, 2003 was a net decrease of $(91,830) and the net change in revenue as a result of changes in operations at our existing customer locations was a net increase of $147,985.
     Cost of revenue. Cost of revenue was $2,228,545 in the year ended December 31, 2004, compared to $2,172,777 in the year ended December 31, 2003, an increase of $55,768 or 2.6%. Depreciation of products deployed into the market during 2004 was $1,662,186 as compared to depreciation of deployed products during 2003 of $1,454,009. The increase in depreciation of deployed products in 2004 as compared to 2003 was attributable to an increase in the number of units in the field and the reduction in installation and upgrade expenses in 2004 as compared to 2003 was attributable to a reduction of the number of additional new systems installed. This increase in depreciation of deployed product was offset by a reduction in installation and maintenance expenses, which were $566,359 during 2004 as compared to $718,768 during 2003. This decrease was partially attributable to our increased efficiencies as a result of the integration of our field service teams with the field service teams of Millennium. As a result, our gross margin decreased only slightly from 84.8% in 2003, to 84.5%, in 2004. In the future we anticipate the depreciation of deployed products to increase or decrease in proportion to the increase or decrease in the aggregate cost basis of the units in the field during a given year.
     General and administrative. General and administrative expenses were $4,042,257, or 28.2% of revenue, in the year ended December 31, 2004, compared to $3,772,933, or 26.4% of revenue, in the year ended December 31, 2003, an increase of $269,324, or 7.1%. The increase in general and administrative expenses was due primarily to approximately $430,000 of increased amortization related to a non-competition agreement associated with our becoming the 100% owner of Millennium. General and administrative expenses also increased in 2004 because of $145,000 of uncollectible customer accounts of Millennium. These increases were offset by a decrease in payroll, employee benefit costs and travel expenses.
     Sales and marketing. Sales and marketing expenses were $3,930,135, or 27.4% of revenue, in the year ended December 31, 2004, compared to $3,936,187, or 27.6% of revenue, in the year ended December 31, 2003, a decrease of $6,052, or 0.2%. Sales and marketing expenses were largely unchanged in 2004 from 2003. Sales and marketing expenses consist primarily of costs of commissions paid to distributors for promoting and supporting our products.
     Research and development. Research and development expenses were $367,821, or 2.6% of revenue, in the year ended December 31, 2004, compared to $484,921, or 3.4% of revenue, in the year ended December 31, 2003, a decrease of $117,100, or 24.1%. The decrease in research and development expenses was due to the major investment in the development of our fourth generation wireless player terminals made in 2003 that allowed us to achieve relative savings in research and development expenses in 2004.
     Provision for income taxes. An income tax provision of $1,383,789 with an effective tax rate of 37.1% was recorded in the year ended December 31, 2004, compared to $1,335,126 with an effective tax rate of 34.1% in the year ended December 31, 2003, an increase of $48,663, or 3.6%. The effective tax rate increase in 2004 was attributable to an increase in state taxes.
Quarterly Results of Operations
     The following tables set forth the unaudited quarterly statements of operations data and operations data as a percent of revenue for the four quarters ended December 31, 2005 and 2004. The unaudited quarterly information has been prepared on substantially the same basis as the audited financial statements included elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, necessary for the fair presentation of the results of operations for the reported periods. This data should be read in conjunction with the audited financial statements and the related notes included elsewhere in this Annual Report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Year Ending December 31, 2005 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$3,890,212	$3,581,524	$3,509,576	$3,703,602
Cost of revenue	$603,123	$615,727	$563,180	$546,160

Gross profit	$3,287,089	$2,965,797	$2,946,396	$3,157,442
Operating expenses:
General & administrative	$963,790	$909,286	$748,352	$931,567
Sales & marketing	$1,139,974	$1,030,296	$1,071,768	$1,138,491
Research & development	$228,649	$231,323	$237,890	$229,938

Total operating	$2,332,413	$2,170,905	$2,058,010	$2,299,996

Income from operations	$954,676	$794,892	$888,386	$857,446
Other income	$26,170	$27,044	$11,994	$12,425
Interest expense	$(8,551)	$(11,322)	$(10,584)	$(10,477)

Income before income tax	$972,295	$810,614	$889,796	$859,394
Provision for income tax	$326,445	$305,035	$357,421	$317,976

Net income	$645,850	$505,579	$532,375	$541,418

Net income per share:	$0.08	$0.06	$0.06	$0.07

	Year Ending December 31, 2004 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$4,054,031	$3,808,913	$3,036,199	$3,427,606
Cost of revenue	$612,825	$509,597	$542,351	$563,772

Gross Profit	$3,441,206	$3,299,316	$2,493,848	$2,863,834
Operating expenses:
General & administrative	$1,013,333	$1,297,541	$805,593	$925,790
Sales & marketing	$1,024,282	$954,833	$892,770	$1,058,250
Research & development	$78,186	$77,598	$88,157	$123,880

Total operating	$2,115,801	$2,329,972	$1,786,520	$2,107,920

Income from operations	$1,325,405	$969,344	$707,328	$755,914
Other income	$—	$5,191	$5,956	$21,000
Interest expense	$—	$(35,311)	$(15,866)	$(13,001)

Income before income tax	$1,325,405	$939,224	$697,418	$763,913
Provision for income tax	$490,400	$349,777	$258,747	$284,865

Net Income	$835,005	$589,447	$438,671	$479,048

Net Income per share:	$0.10	$0.07	$0.05	$0.06

     The following table sets forth our results of operations as a percentage of rental revenue for the periods shown:

	Year Ending December 31, 2005 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	15.5%	17.2%	16.0%	14.7%

Gross profit	84.5%	82.8%	84.0%	85.3%
Operating expenses:
General & administrative	24.8%	25.4%	21.3%	25.2%
Sales & marketing	29.3%	28.7%	30.6%	30.7%
Research & development	5.9%	6.5%	6.8%	6.2%

Total operating	60.0%	60.6%	58.7%	62.1%

Income from operations	24.5%	22.2%	25.3%	23.2%
Other income	0.7%	0.7%	0.3%	0.2%
Interest expense	(0.2)%	(0.3)%	(0.2)%	(0.2)%

Income before income tax	25.0%	22.6%	25.4%	23.2%
Provision for income tax	8.4%	8.5%	10.2%	8.6%

Net income	16.6%	14.1%	15.2%	14.6%

	Year Ending December 31, 2004 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	15.1%	13.4%	17.9%	16.4%

Gross Profit	84.9%	86.6%	82.1%	83.6%
Operating expenses:
General & administrative	25.0%	34.1%	26.5%	26.9%
Sales & marketing	25.3%	25.1%	29.4%	30.7%
Research & development	1.9%	2.0%	2.9%	3.6%

Total operating	52.2%	61.2%	58.8%	61.2%

Income from operations	32.7%	25.4%	23.3%	22.4%
Other income	0.0%	0.1%	0.2%	0.0%
Interest expense	0.0%	(0.8)%	(0.5)	(0.4)%

Income before income tax	32.7%	24.7%	23.0%	22.2%
Provision for income tax	12.1%	9.2%	8.5%	8.3%

Net Income	20.6%	15.5%	14.5%	13.9%
     The quarterly results of our operations may differ significantly from quarter to quarter due to a number of factors. Our revenue generally increases when we add a new customer and may decrease in the event that we lose a customer. Further, the addition of player terminals at existing customer locations, which occurs from time to time, increases the number of terminals available for lease and therefore tends to increase our revenue. However, the revenue on a per unit basis is generally less than the per unit revenue prior to the addition of terminals at an existing customer location. While not in direct correlation, our revenue generated from deploying additional terminals generally increases more than our marginal costs associated with deploying additional units at our existing locations. Our quarterly revenues are also affected by changes in operations at our customer locations, which result from numerous factors over which we have little or no control. Although we do not experience significant seasonality in our revenue, catastrophic events, such as Hurricane Katrina, may negatively impact our revenue to a significant degree. Our research and development costs may change significantly from quarter to quarter depending on whether we purchase hardware for testing and development and employ programmers and engineers for development of hardware and software in a specific quarter. Our cost of revenue may change significantly, depending upon the need for repairs and upgrades and depreciation of our leased assets in a specific quarter. Our professional costs, such as the costs associated with our reporting requirements under the Securities Exchange Act may change from quarter to quarter. Our litigation costs may also change significantly depending upon the phase of the litigation process during the specific quarter. A number of other factors may change our results on a quarterly basis.
     Upon becoming a 100% owner of Millennium at the beginning of 2004, we reevaluated Millennium’s customer base with respect to its contribution to our profitability and the reliability of revenues generated from Millennium’s former customers. As a result of this reevaluation, we discontinued serving a number of Millennium’s former customers. We also lost customers that were apparently dissatisfied with the customer service previously provided by Millennium during this same period. As a result, we saw a decrease in revenue in the first three quarters of 2004 and lost a major former Millennium customer in the first quarter of 2005 that adversely affected revenue in the second, third, and fourth quarters of 2005.
Liquidity and Capital Resources
     Since inception, we have financed our operations primarily with revenue generated from the leasing of our bingo products. At December 31, 2005, our principal sources of liquidity were cash and cash equivalents of $511,517 and accounts receivable net of allowance for doubtful accounts of $1,311,849. We anticipate that our leasing revenue, which is our principal source of revenue today, will be sufficient to fund our operating expenses in the short term. Long term cash is expected to be generated from existing operations and also through selling or leasing of our products in new markets.
     We expect to incur significant additional expenses in connection with the procurement of equipment and components and the manufacture of additional stationary and wireless player terminals to take advantage of business opportunities. We anticipate that these expenses will consume a substantial portion, if not all, of our recurring lease revenues. Except to the extent we become obligated under supply contracts that we enter into to procure equipment and components, our fixed payment commitments are limited to our facilities lease, payments under our engagement with Spiegel Partners, LLC and payments under long term debt obligations incurred in connection with becoming the 100% owner of Millennium. Payments to Spiegel Partners, LLC under our current engagement will cease in July 2006 and the remaining balance of the long term debt associated with an acquisition of Millennium is expected to be fully repaid by December of 2006.
     We believe that our cash flow from operations will be adequate to meet our anticipated future requirements for working capital and capital expenditures for the next 12 months and for the foreseeable future. Although no financing in addition to our initial public offering is currently contemplated, we may seek, if necessary or otherwise advisable, additional financing through bank borrowings or public or private debt or equity financings. Additional financing, if needed, may not be available to us, or, if available, the financing may not be on terms favorable to us. The terms of any financing that we may obtain in the future could impose additional limitations on our operations and management structure. Our estimates of our anticipated liquidity needs may not be accurate or new business development opportunities or other unforeseen events may occur, resulting in the need to raise additional funds.

Summary of Combined and Consolidated Statements of Cash Flow

	Years Ended December 31,
	2003	2004	2005
Net cash provided by operating activities	$2,499,171	$3,985,934	$3,825,642
Net cash used in investing activities	(2,295,112)	(3,010,750)	(1,766,102)
Net cash used in financing activities	(641,935)	(735,382)	(2,927,948)

Net increase (decrease) in cash and cash equivalents	(437,876)	239,802	(868,408)
Cash and cash equivalents, beginning	1,577,999	1,140,123	1,379,925

Cash and cash equivalents, ending	$1,140,123	$1,379,925	$511,517

Operating Activities
     For fiscal year ended December 31, 2005, net cash of $3,825,642 provided by operating activities was primarily due to net income of $2,225,222, depreciation and amortization of $2,406,047 and change in operating assets and liabilities that used $805,627. For 2004, net cash of $3,985,934 provided by operating activities was primarily due to net income of $2,342,171, depreciation and amortization of $2,152,347 and change in operating assets and liabilities that used $508,584. The relatively small decrease in net cash provided by operating activities in 2005 as compared to 2004 was primarily due to cash flow used to cover the costs associated with our initial public offering that closed in February 2006.
     In 2004, net cash of $3,985,934 provided by operating activities was primarily due to net income of $2,342,171, depreciation and amortization of $2,152,347 and change in operating assets and liabilities that used $508,584. The substantial increase in net cash provided by operating activities in 2004 as compared to 2003 was primarily due to the increased cash flow from leasing activities coupled with the non-cash benefits provided by the depreciation and amortization allowances.
     In 2003, net cash of $2,499,171 provided by operating activities was primarily due to net income of $2,236,949, depreciation and amortization of $1,518,976, a positive adjustment for minority interest of $341,480 and a change in operating assets and liabilities that used $1,598,234 of cash.
Investing Activities
     For 2005, $1,766,102 of net cash was used for investing activities, with $1,561,750 being used to fund the manufacture of additional equipment for lease to our customers and the balance spent on other capital expenditures.
     In 2004, $3,010,750 of net cash was used for investing activities, with $2,973,601 being used to fund the manufacture of additional equipment for lease to our customers and the balance spent on other capital expenditures.
     In 2003, $2,295,112 of net cash was used for investing activities, with $2,177,687 being used to fund the manufacture of additional equipment for lease to our customers and the balance spent on other capital expenditures.
Financing Activities
     For the year 2005, $2,927,948 of net cash was used for financing activities, with $557,948 used for payments of a long term debt obligation incurred as a result of our acquiring 100% ownership of

Millennium and $2,370,000 used to pay dividends. On November 7, 2005, we paid a dividend of $2,250,000 to persons who were our stockholders of record on September 30, 2005.
     For the year 2004, $735,382 of net cash was used for financing activities, with $615,382 used for payments of a long term debt obligation incurred as a result of our acquiring 100% ownership of Millennium and $120,000 used to pay dividends.
     For the year 2003, $641,935 of net cash was used for financing activities, with $117,322 used for payments resulting from us becoming the 100% owner of Millennium and $524,613 used to pay dividends.
Off-Balance Sheet Arrangements
     As of December 31, 2005, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.
Contractual Obligations
     The following table describes our commitments to settle contractual obligations in cash as of December 31, 2005:

	Payments Due By Period
	Less Than	1 to 3	3 to 5
	1 Year	Years	Years	Total
Location lease	$100,515	$247,795	$249,818	$598,128
Purchase commitments	2,260,710	—	—	2,260,710
Notes payable	536,495	—	—	536,495
Spiegel Partners	129,808	—	—	129,808

Total	$3,027,528	$247,795	$249,818	$3,525,141

Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments. SFAS No. 123(R) replaces existing requirements under SFAS No. 123 and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The provisions for SFAS No. 123(R) are effective for us on January 1, 2006. We have evaluated the impact of the adoption of SFAS No. 123(R) and believe the impact may be significant to our overall results of operations and financial position.
     In November 2004, FASB issued SFAS No. 151 “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 is to be applied prospectively. We do not expect the adoption of SFAS No. 151 to have a material effect on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, credit risk, commodity prices and equity prices. Our primary exposure to market risk is due to the fact that certain parts, components, and subassemblies for our products are manufactured outside of the United States, which exposes us to the risk of foreign currency fluctuations, political and economic instability and united protection of intellectual property. We do not believe we are subject to material variable interest risk, credit risk or similar market risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
FortuNet, Inc.
Las Vegas, Nevada
We have audited the consolidated balance sheets of FortuNet, Inc. and subsidiary as of December 31, 2005 and 2004, and the related combined and consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financials statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FortuNet, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
/s/ Schechter Dokken Kanter Andrews & Selcer Ltd

Minneapolis, Minnesota
March 24, 2006

FORTUNET, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2005
Assets:
Current assets:
Cash and cash equivalents	$1,379,925	$511,517
Accounts receivable, net of allowance for doubtful accounts	1,315,504	1,311,849
Inventories	1,557,750	1,270,445
Prepaid expenses	390,682	957,889
Income tax refund receivable	136,525	—
Deferred tax asset	47,029	82,604

Total current assets	4,827,415	4,134,304
Property and equipment, net of accumulated depreciation	5,202,847	5,016,573
Other assets, net of accumulated amortization	932,041	1,176,671
Deferred tax asset	232,797	720,955

Total assets	$11,195,100	$11,048,503

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$93,802	$330,564
Commissions payable	52,523	184,863
Accrued expenses	185,915	184,496
Income tax payable	—	158,446
Notes payable, current portion	557,949	536,495

Total current liabilities	890,189	1,394,864

Notes payable, net of current portion	536,494	—

Stockholders’ equity:
Common stock (FortuNet, Inc., ..001 par value 150,000,000 shares authorized, 8,350,000 shares issued and outstanding; Millennium Games, Inc., $.01 par value 25,000 shares authorized, 510 shares issued and outstanding in 2003)	8,350	8,350
Additional paid in capital	4,702,039	4,702,039
Retained earnings	5,058,028	4,943,250

Total stockholders’ equity	9,768,417	9,653,639

Total liabilities and stockholders’ equity	$11,195,100	$11,048,503

See notes to combined and consolidated financial statements.

FORTUNET, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF INCOME

	Years ended
	December 31,
	2003	2004	2005
Rental revenue	$14,287,365	$14,326,749	$14,684,914
Cost of revenue	2,172,777	2,228,545	2,328,190

Gross profit	12,114,588	12,098,204	12,356,724

Operating expenses:
General and administrative	3,772,933	4,042,257	3,552,995
Sales and marketing	3,936,187	3,930,135	4,380,529
Research and development	484,921	367,821	927,800

Total operating expenses	8,194,041	8,340,213	8,861,324

Income from operations	3,920,547	3,757,991	3,495,400

Interest expense	(8,444)	(64,178)	(40,934)
Other income	1,452	32,147	77,633

Income before income taxes and minority interest	3,913,555	3,725,960	3,532,099
Provision for income taxes	1,335,126	1,383,789	1,306,877

Income before minority interest	2,578,429	2,342,171	2,225,222
Less minority interest	341,480	—	—

Net income	$2,236,949	$2,342,171	$2,225,222

Net income per share	$.27	$.28	$.27

Shares used in the calculation of net income per share	8,350,000	8,350,000	8,350,000

See notes to combined and consolidated financial statements.

FORTUNET, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	FortuNet, Inc.			Millennium Games, Inc.
			Additional	Outstand-
	Outstanding	Common	Paid in	ing	Common	Retained	Total stockholders’
	shares	stock	Capital	shares	stock	earnings	equity
Balance, January 1, 2003	8,350,000	$8,350	4,702,034	710	$7	$646,588	$5,356,979
Net income						2,236,949	2,236,949
Dividends, $.01 per share						(47,680)	(47,680)
Minority interest acquired and retired				(200)	(2)		(2)

Balance, December 31, 2003	8,350,000	8,350	4,702,034	510	5	2,835,857	7,546,246
Contribution of Millennium stock to FortuNet			5	(510)	(5)
Net income						2,342,171	2,342,171
Dividends, $.01 per share						(120,000)	(120,000)

Balance, December 31, 2004	8,350,000	8,350	4,702,039	0	0	5,058,028	9,768,417
Net income						2,225,222	2,225,222
Dividends, $.28 per share						(2,340,000)	(2,340,000)

Balance, December 31, 2005	8,350,000	$8,350	$4,702,039	0	$0	$4,943,250	$9,653,639

See notes to combined and consolidated financial statements.

FORTUNET, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net income	$2,236,949	$2,342,171	$2,225,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,483,132	1,700,208	1,951,908
Amortization	35,844	452,139	454,139
Minority interest	341,480
Loss on sale of property and equipment	5,931		468
Increase in allowance for doubtful accounts		70,443
Change in operating assets and liabilities:
Accounts receivable	(550,870)	85,698	3,655
Other receivables	181,282
Inventories	(1,037,371)	(10,977)	287,305
Prepaid expenses	(15,524)	(341,737)	(567,207)
Income tax refund receivable		(136,525)	136,525
Deferred tax	(124,432)	(10,255)	(523,733)
Other assets	96,260	(6,753)	(698,769)
Accounts payable	(5,378)	60,457	236,762
Accrued expenses	(283,450)	67,941	28,581
Commissions payable	299,549	(247,026)	132,340
Income taxes payable	(164,231)	(39,850)	158,446

Net cash provided by operating activities	2,499,171	3,985,934	3,825,642

Cash flows from investing activities:
Purchase of:
Property and equipment	(2,238,967)	(3,010,750)	(1,774,102)
Minority interest	(300,000)
Proceeds from sale of equipment	243,855		8,000

Net cash used in investing activities	(2,295,112)	(3,010,750)	(1,766,102)

Cash flows from financing activities:
Dividends	(524,613)	(120,000)	(2,370,000)
Payments on notes payable	(117,322)	(615,382)	(557,948)

Net cash used in financing activities	(641,935)	(735,382)	(2,927,948)

Net increase (decrease) in cash and cash equivalents	(437,876)	239,802	(868,408)
Cash and cash equivalents, beginning	1,577,999	1,140,123	1,379,925

Cash and cash equivalents, ending	$1,140,123	$1,379,925	$511,517

Supplemental cash flow information:
Cash paid for:
Interest	$767	$58,979	$38,699

Income taxes	$1,499,357	$1,530,566	$1,518,369

Non-cash investing and financing activities:
Dividends accrued	$30,000	$30,000	$0

Purchase of minority interest in exchange for notes payable	$1,950,000	$0	$0

See notes to combined and consolidated financial statements.

FORTUNET, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2004 and 2005
1. Nature of business and summary of significant accounting policies:
Nature of business:
     FortuNet, Inc. (FortuNet) was incorporated in 1989 in Nevada. FortuNet is engaged primarily in the business of designing, manufacturing and leasing electronic bingo and entertainment systems throughout North America.
     Millennium Games, Inc. (Millennium) was incorporated in 1998 in Nevada. Millennium is engaged primarily in the business of leasing electronic bingo and entertainment systems throughout North America. The systems were purchased from FortuNet under an agreement granting Millennium the exclusive right to distribute systems related to the playing of bingo in the United States, excluding Nevada and several other states, and the rest of the world except Canada and Brazil.
     FortuNet and Millennium (sometimes collectively referred to as the Company) derive substantially all revenues from the gaming industry in the United States and Canada. Changes in laws and regulations related to gaming in each state or province can affect the Company’s revenues in any given state or province.
Principles of combination and consolidation:
     Millennium was owned 71.8% by the same individual who owns 100% of FortuNet. In November 2003, Millennium acquired the shares of its 28.2% minority stockholders (see Note 11). Effective January 1, 2004, the owner of FortuNet conveyed all his stock of Millennium to FortuNet, and Millennium became a wholly-owned subsidiary of FortuNet. The accounting for this transfer of entities under common control is similar to that in a pooling of interest and there was no change in the carrying amount of the assets and liabilities of Millennium.
     The combined financial statements for 2003 include the accounts of FortuNet and Millennium with amounts applicable to minority interests of Millennium being accounted for in the same manner as in consolidated financial statements. The consolidated financial statements for 2004 and 2005 include the accounts of FortuNet and its wholly-owned subsidiary. All intercompany transactions have been eliminated for all periods presented.
Cash and cash equivalents:
     For purposes of the statement of cash flows, the Company considers all liquid investments with an initial maturity of three months or less as well as money market mutual funds to be cash equivalents.
Inventories:
     Inventories, consisting primarily of parts and components to be used for manufacturing of products to be leased, are valued at the lower of cost or market, as determined by the first-in, first-out basis.

Prepaid expenses:
     Prepaid expenses include various prepaid operating items and deposits for inventory parts to be purchased.
Property and equipment:
     Property and equipment are stated at cost. Depreciation is provided using the declining balance method except for rental assets for which the straight line method is used. Estimated lives used for depreciation are as follows:

Rental assets	5 years
Furniture and fixtures	5-7 years
Machinery and equipment	5 years
Vehicles	5 years
Improvements	2-7 years
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically reviews the carrying amount of property and equipment for events or changes in circumstances that indicate that their carrying value may not be recoverable.
Software development capitalization:
     The Company capitalizes internally developed software costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization of development costs of software products begins once the technological feasibility of the product is established. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. As of December 31, 2005 no internal software development costs have been capitalized as technological feasibility of the products have not been established. Research and development costs relating principally to the design and development of products are expensed as incurred. Hardware, tools and tooling that have an alternative future use, such as for manufacturing, are capitalized. Hand tools used in research and development, as well as special purpose fixturing are expensed when incurred.
Revenue recognition:
     The Company leases its products, using operating leases directly to gaming facilities and through several regional distributors. The agreements generally require lessees to pay rent for bingo devices only when they are used based upon a computer reporting system whereby each day’s usage by customer is reported to the Company or a self-reporting system where the customer remits sales information to the Company which is used as the basis for determining revenue. The Company recognizes revenue as the devices are used in accordance with each lease agreement. Most leases are on a per-use arrangement with some lease payments being determined as a percentage of revenue that the device generates for the lessee and some devices are leased at a flat weekly amount. The terms range from one to three years duration with annually renewable leases; and month-to-month rentals. There are no significant leases with terms greater than one year. The Company recognizes revenue as the devices are used based upon a computer reporting system whereby each day’s usage by customer is reported to the Company or a self-reporting system where the customer remits sales information on to the Company which is used as the basis for determining revenue.

Commissions:
     Commissions, which are calculated as a percentage of revenues, are recognized in the same period as related revenues.
Cost of revenue:
     The cost of revenue includes depreciation of our capitalized leased equipment and the cost of shipping to and installation of equipment in the field as well as the cost of subsequent repairs and upgrades of installed equipment. Repairs are expensed as incurred upon the return of the malfunctioning and/or damaged equipment from the field subsequent to the re-deployment of equipment back to the field. Upgrades either for the hardware or the software components of our systems that have been deployed at customer locations are expensed in the period in which the upgrades are actually performed. Installation costs allocated with the new lease contracts are expensed in the period in which the equipment is deployed in the field.
     We do not provide any product warranties to any of our customers. However, it is in our best interest to maintain our equipment in good working order. We apply our best effort to promptly repair and/or replace equipment in good working order. We apply our best effort to promptly repair and/or replace equipment returned from customers. The cost of the repairs is expensed in the period incurred. Accordingly, no liability has been established by the Company for future costs to repair our products.
Accounts receivable and allowance for doubtful accounts:
     The Company’s receivables are recorded when revenue is recognized in accordance with its revenue recognition policy and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of allowance for doubtful accounts, represents their estimated net realizable value.
     The Company estimates the possible losses resulting from non-payment of outstanding accounts receivable. The Company evaluates the allowance for doubtful accounts using current year account activity, historical trend information and specific account identification. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.
Use of estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. The principal estimate is the 5 year life of rental assets. While actual results could differ from those estimates, management believes that the estimates are reasonable.

Net income per share:
     In accordance with the provisions of SFAS No. 128, Earnings Per Share, basic net income is computed by dividing net income by the weighted average number of common shares outstanding during the period. A dual presentation of basic and diluted earnings per share is not required due to the lack of potentially dilutive securities under the Company’s simple capital structure. Therefore, all net income per share amounts represent basic earnings per share.

	Years ended
	December 31,
	2003	2004	2005
Net income	$2,236,949	$2,342,171	$2,225,222

Weighted average shares outstanding	8,350,000	8,350,000	8,350,000

Net income per share — basic	$.27	$.28	$.27

Fair value of financial instruments:
     The carrying amount reflected in the balance sheets for cash and cash equivalents, accounts receivable, and notes payable approximate the respective fair values due to the short maturities of those instruments. The fair value of the long-term debt is estimated to be approximately the same as carrying value based upon current interest rates available to the Company.
Reclassifications:
     Certain amounts of interest income in the prior year’s consolidated financial statements have been reclassified to conform with the 2005 financial statement presentation. These reclassifications did not have an impact on previously reported financial position, cash flow, or results of operations.
Concentrations of credit risk:
     Financial instruments which potentially subject the Company to a concentration of credit risk are cash and accounts receivable. The Company maintains their bank accounts at four financial institutions and in a money market mutual fund. At times, bank balances exceed insured amounts. The Company has not experienced any losses as a result of this practice.
     The Company’s accounts receivable are due from gaming establishments and gaming distributors. The Company does not require collateral to extend credit to their customers but perform ongoing credit evaluations of their customers’ financial condition. One customer made up 32%, 29% and 30% of rental revenues in 2003, 2004 and 2005, respectively. Furthermore, one other customer made up 11% of the accounts receivable balance for the year ended December 31, 2005.
Third-party assembler:
     The Company depends on one third-party assembler for a majority of the subassemblies for the Company’s bingo systems. If this assembler ceased doing business with the Company, a replacement assembler would need to be located. The Company believes other assemblers could be located to manufacturer the subassemblies for the Company’s bingo systems. However, the Company may not be able to produce, substitute, or produce new bingo systems without interruption or cost increase.

2. Property and equipment:
     Property and equipment includes assets used in the daily operations of the Company and assets leased to the Company’s customers through operating leases. Rental Assets include player terminals and supporting equipment necessary to operate the system. Property and equipment and rental assets and the related accumulated depreciation consists of the following:

	December 31,
	2004	2005
Furniture and fixtures	$58,867	$59,884
Machinery and equipment	299,496	264,282
Vehicles	80,698	86,698
Leasehold improvements	26,397	169,824

	465,458	580,688
Accumulated depreciation	365,140	330,601

	100,318	250,087

Rental assets	10,561,563	12,121,325
Accumulated depreciation	5,459,034	7,354,839

	5,102,529	4,766,486

Total property and equipment, net	$5,202,847	$5,016,573

3. Other assets:
     Other assets include the cost and accumulated amortization of the non-compete agreement (see Note 11). Other assets also include a signing bonus the Company paid in accordance with the terms of a five year lease agreement to lease gaming devices to a customer. This signing bonus was paid to allow the lessee to prepare the location for the installation of our equipment. The signing bonus is being amortized over the initial lease period of 60 months, in the amount of $24,000 per year for 2006 and 2007 and $8,000 for 2008.
If the lease, which expires in April 2008, is terminated prior to its expiration, a pro rata share of the payment will be returned to FortuNet.

	December 31,
	2004	2005
Non-compete agreement	$1,290,417	$1,290,417
Deferred IPO costs		685,722
Signing bonus	120,000	120,000
Other	27,608	40,655
Accumulated amortization	(505,984)	(960,123)

	$932,041	$1,176,671

4. Notes payable:
     The note payable to a former Millennium officer (see Note 11) is due in monthly payments without interest through October 2006. Interest has been imputed at 5%. The note is guaranteed by FortuNet.
     Future maturities of the note payable at December 31, 2005 are as follows:

Year	Amount
2006	$536,495

5. Commitments and contingencies:
     The Company leased facilities under an operating lease on a month-to-month basis during 2003, 2004 and 7 months of 2005.
     During 2005, the Company entered into a lease agreement for office space and production facility, which began on May 15, 2005 and expires on December 31, 2010. The lease contains escalating rent payments. Rent expense is recognized on a straight-line basis over the lease term. Rental expense was $65,000 and $60,000 and $125,528 in 2003, 2004 and 2005, respectively. Minimum rental payments for the remainder of the term of the lease are as follows:

Year	Amount
2006	$100,515
2007	121,996
2008	125,799
2009	129,577
2010	120,241
At December 31, 2005, the Company has entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate approximately $2,250,000.
     The Company has engaged the services of Spiegel Partners, LLC to provide advisory services associated with preparation for the Company’s IPO. In consideration of these services, the Company paid approximately $182,000 in cash, at the close of the IPO, less any prior payments made in monthly installments of $10,000 — $30,000 per month.
     The Company has engaged future services of Spiegel Partners, LLC to provide advisory services following the completion of the offering. In consideration of these services, the Company issued $450,000 worth of shares of our common stock at the initial public offering price of $9.00, which will vest upon the provision of such continued services for a six month period following the initial public offering. In addition, we are obligated to pay approximately $130,000 to Spiegel Partners, LLC in cash in equal monthly installments over such six month period.
6. Income taxes:
     The income tax provisions consist of the following:

	Years ended December 31,
	2003	2004	2005
Current:
Federal	$1,391,476	$1,221,198	$1,399,311
State	68,082	172,846	208,593

Total current	1,459,558	1,394,044	1,607,904

Deferred:
Federal	(118,630)	(8,984)	(261,975)
State	(5,802)	(1,271)	(39,052)

Total deferred	(124,432)	(10,255)	(301,027)

Total income tax provision	$1,335,126	$1,383,789	$1,306,877

          FortuNet has revenues derived in Canada, but is not obligated to pay Canadian income tax per the Canada Exemption under the Canada-US Tax Convention whereby residents of the USA with no permanent establishment situated in Canada are only taxable in the USA.
     The following are the principal components of deferred tax assets (liabilities) occurring as a result of transactions being reported in different years for financial and tax reporting:

	December 31,
	2004	2005
Deferred tax assets:
Allowance for doubtful accounts	$70,460	$12,716
Other assets, principally due to different tax and financial amortization lives	670,259	372,285
Inventories, principally due to capitalization for tax purposes	530	44,320
Property and equipment primarily due to differences in depreciation	—	348,670
Accrued expenses	26,448	25,568

Total deferred tax assets	$767,697	$803,559

Deferred tax liabilities:
Income recognized on cash basis for tax purposes and on accrual basis for financial reporting	$(50,408)	$—
Property and equipment, principally due to differences in depreciation	(437,463)	—

Total deferred tax liabilities	$(487,871)	$—

Net deferred tax asset	$279,826	$803,559

     Amounts recognized in the consolidated and combined balance sheets consist of:

	December 31,
	2004	2005
Deferred tax asset:
Current	$47,029	$82,604
Long-term	232,797	720,955

	$279,826	$803,559

     Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Years ended
	December 31,
	2003	2004	2005
Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	1.6	4.6	4.8
Federal tax credit	(1.3)	(1.6)	(1.8)
Other	(.2)	.1	—

Effective tax rate	34.1%	37.1%	37.0%

7. Research and development:
     Research and development costs are primarily for costs of software and hardware development and continued enhancements for the electronic bingo systems that the Company leases to customers. The total amount of research and development was $484,921 in 2003, $367,821 in 2004 and $927,800 in 2005.

8. Retirement plan:
     The Company sponsors a 401(k) plan in which employees may defer up to 15% of their earnings. The Company may make contributions at the discretion of the board of directors. The Company has made no contributions to the plan.
9. Legal and patent settlements:
     The Company settled a patent infringement lawsuit in August 2002 in its favor for a net amount of $125,000 received over 12 months. Additionally, the Company will receive a license fee based upon the number of electronic devices placed in service after the agreement through the expiration of the last patent in 2012; with total fees not to exceed $375,000. The Company received approximately $58,000 in 2004 and $31,000 for the year ended 2005.
     The Company is pursuing a patent infringement lawsuit against two of its competitors, Planet Bingo, LLC and Melange Computer Services, Inc. The lawsuit involves two patents that the Company alleges are infringed by the defendants. The Company filed this action in May 2004 in the United States Federal Court, District of Nevada. The Company is seeking unspecified monetary damages and injunctive relief. The defendants have counter-claimed that our patents are invalid and one of the defendants, Planet Bingo, LLC, has claimed that our operations infringe on its patent. The patent that Planet Bingo, LLC claims that we have infringed has been invalidated in separate litigation. This decision is on appeal.
     The Company believes that the final resolution of any such threatened or pending litigation, individually or in the aggregate, is not likely to have a material adverse effect on the Company’s business, cash flow, results of operations or financial position.
10. Allowance for doubtful accounts:

	Balance at
	beginning	Additions		Write-offs,	Balance at
	of	charged to		net of	end
	period	expenses	Other	collections	of period
Allowance for doubtful accounts, deducted from accounts receivable, for the year ended December 31

2003	$120,000	$93,003	$—	$(93,003)	$120,000
2004	120,000	212,011	—	(141,578)	190,433
2005	190,433	—	(10,922)	(145,145)	34,366
     The negative amount in 2005 of “Other” is the result of customer payments on their account that has a balance over 90 days past due of which had a prior reserve as doubtful.
11. Acquisition of minority interests:
     On November 24, 2003, Millennium acquired the shares of its 28.2% minority stockholders and entered into a non-compete agreement with one of the selling stockholders who was a former officer. The consideration given was $300,000 cash, notes for $300,000 payable in monthly installments through October 2004, and a note for $1,650,000 payable in monthly installments through October 2006. Since the latter note is non-interest bearing and longer than one year, it has been recorded at its present value, calculated at a discount rate of 5%. The present value was recorded in long-term debt, net of the unamortized discount of $123,000 at the acquisition date. The amount of amortization for 2006 will be $394,294.
     Millennium has accounted for this acquisition of the minority interest under the purchase method of accounting allocating the purchase price based on the estimated fair values of the 28.2% interest in the assets and liabilities plus the rights inherent in the non-compete agreement acquired. The $819,000 excess of the estimated fair values attributable to the interests in net assets acquired over the purchase price has been allocated on a pro rata basis to reduce the cost values assigned to noncurrent assets as follows:

Property and equipment	$482,000
Non-compete agreement acquired	337,000

$819,000

     The following tables summarize the components of the estimated total purchase price and the allocation:

Cash	$300,000
Notes payable, net of discount	1,827,148

Total purchase price	$2,127,148

Purchase price allocation:
Net tangible assets acquired	$533,741
Non-compete agreement	1,290,417
Deferred tax asset	302,990

$2,127,148

     The following unaudited proforma summary financial information sets forth the Company’s net income and per share information as if the above acquisition had been consummated as of January 1, 2003. The acquisition had no effect on reported revenues. The proforma results are not necessarily indicative of what would have occurred had the acquisition been in effect for the periods presented.

Year ended
December 31, 2003
Net income	$2,726,257

Net income per share	$.33

12. Equity Incentive Plans:
     On October 21, 2005, the Company’s Board of Directors adopted two equity incentive plans, the 2005 Stock Incentive Plan and the 2005 Stock Incentive Plan for Independent Directors. The 2005 Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, phantom stock rights, bonus stock and awards for employees or independent contractors. Participation in the 2005 Stock Incentive Plan for Independent Directors is limited to those individuals whom, on the date of issue of the award, are non-employee directors, as defined in Rule 16b-3 under the Securities Act. A total of 725,000 shares of common stock has been reserved for issuance under the 2005 Stock Incentive Plan and 100,000 shares has been reserved for issuance under the 2005 Stock Incentive Plan for Independent Directors. The exercise price for each incentive stock option granted under the 2005 Stock Incentive Plan may not be less than 85% of the fair market value of the common stock on the date of the grant. The plans will terminate ten years after the date of its adoption, unless earlier terminated by the Board of Directors. No options have been granted and there are no options to purchase shares of our common stock outstanding under these plans.

13. Increase in Authorized Capital:
     On October 21, 2005, the Company restated its articles of incorporation to increase its authorized capital to 200,000,000 shares consisting of 150,000,000 common shares and 50,000,000 preferred shares, and issued 8,349,900 additional shares necessary to affect an 83,500-to-1 common stock split. All share and per share amounts are presented for all periods as if this split occurred on January 1, 2003.
14. Subsequent events:
     In January 2006 the Company sold 2,500,000 shares of its common stock in an underwritten initial public offering raising proceeds of approximately $21.5 million, net of underwriters commission. In February 2006, the underwriter exercised their right to purchase 375,000 shares of the over allotment resulting in proceeds of approximately $3.2 million, net of underwriters commission. As of December 31, 2005, the Company has incurred, $685,722 in connection with the IPO. These costs are deferred until the reporting period in which the closing of the IPO occurred at which time the costs will be netted against the proceeds.
     At the close of the IPO, two of the company’s officers were granted 61,112 restricted shares from the 2005 Stock Incentive Plan. Also at the close of the IPO, the independent directors of the company were granted 5,500 shares of restricted stock from the 2005 Stock Incentive Plan for Independent Directors.
15. Quarterly Financial Information (unaudited)
     Summarized unaudited quarterly financial information for the years 2005 and 2004 are noted below:

	Year Ending December 31, 2005
	(unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$3,890,212	$3,581,524	$3,509,576	$3,703,602
Gross Profit	$3,287,089	$2,965,797	$2,946,396	$3,157,442
Income from operations	$954,676	$794,892	$888,386	$857,446
Net Income	$645,850	$505,579	$532,375	$541,418
Net Income per share:	$0.08	$0.06	$0.06	$0.07

	Year Ending December 31, 2004
	(unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$4,054,031	$3,808,913	$3,036,199	$3,427,606
Gross Profit	$3,441,206	$3,299,316	$2,493,848	$2,863,834
Income from operations	$1,325,405	$969,344	$707,328	$755,914
Net Income	$835,005	$589,447	$438,671	$479,048
Net Income per share:	$0.10	$0.07	$0.05	$0.06
16. New Accounting pronouncements:
SFAS No. 123R
     In December 2004, the FASB issued SFAS No. 134(R), Share-Based Payment (“SFAS No. 123(R)”), which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments. SFAS No. 123(R) replaces existing requirements under SFAS No. 123 and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The provisions for SFAS No. 123(R) are effective for us on January 1, 2006. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes the impact may be significant to the Company’s overall results of operations or financial position.
SFAS No. 151
     In November 2004, FASB issued SFAS No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     We are required to maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2005 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005 our disclosure controls and procedures were effective to enable the company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion.
Changes in Internal Controls
     As a result of our independent auditors identifying certain internal control deficiencies in connection with the audit of our 2004 financial statements, we have made changes in our internal control procedures to address these deficiencies. We have not made any changes in our internal controls as a result of our evaluation of our disclosure controls and procedures as of December 31, 2005.
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Executive Officers, Significant Employees and Directors
     The following table sets forth certain information with respect to our executive officers, directors and certain other of our key employees as of February 28, 2006.

	Age	Position
Yuri Itkis	64	Chief Executive Officer, Director and Chairman of the Board

Boris Itkis	37	Vice President of Engineering, Secretary, Treasurer, Chief Technical Officer and Director

Jack B. Coronel	40	Chief Marketing Officer and Director of Compliance and Strategic Development

William R. Jacques, Jr.	57	Chief Financial Officer

Merle Berman	59	Director

Arthur Schleifer, Jr.	74	Director

Harlan W. Goodson	58	Director

Bradley P. Forst	53	Director
     Yuri Itkis. Mr. Itkis is a co-founder of FortuNet and has been the Chief Executive Officer and Chairman of the Board since 1989. He has also previously served as the Treasurer and Secretary of the Company. For nearly 20 years prior to founding FortuNet, Mr. Itkis was a Senior Scientist working on NASA’s and foreign research institutions’ projects. He also taught undergraduate and graduate courses in several United States and foreign colleges and he is an author of numerous technical books, articles and patents. From 1994 through 1998, Mr. Itkis served as a director of Interactive Flight Technologies, Inc., a maker of in-flight gaming and entertainment systems. Mr. Itkis is also the co-founder, a director and the president, secretary and treasurer of FortuNet’s wholly-owned subsidiary, Millennium Games, Inc. Mr. Itkis received an equivalent of a Ph.D. degree in electrical engineering from the Moscow Institute of Control Problems in 1968 and master of science degree in administrative sciences from Johns Hopkins University in 1981. Yuri Itkis is the father of Boris Itkis.
     Boris Itkis. Mr. Itkis is a co-founder of FortuNet and has served as its Director of Engineering since 1989 and as Chief Technical Officer since 2004. He was appointed to our Board of Directors on January 30, 2006 and as Vice President of Engineering, Secretary and Treasurer on February 16, 2006. He is also the inventor or co-inventor of several issued and pending patents in FortuNet’s portfolio. From 1994 through 1998, he served as a director of Interactive Flight Technologies, Inc. Mr. Itkis is also a director of Millennium Games, Inc. Mr. Itkis received a bachelor of science degree in electrical engineering in 1989 from the University of California, Los Angeles.
     Jack B. Coronel. Mr. Coronel has been the Director of Compliance and Strategic Development since joining FortuNet in 2002 and was appointed as our Chief Marketing Officer on October 21, 2005. Concurrent with his employment with us, Mr. Coronel also serves as Chief Executive Officer and a director of Las Vegas Card, Inc., a credit card marketing company. Prior to that, he was a founder of Consumer Rewards International and that company’s chief executive officer from 1996 until 2000. In that role, Mr. Coronel was involved in the development of the Visa Las Vegas and Palm Springs Desert Resorts credit card reward programs. Mr. Coronel received his undergraduate degree, cum laude, from Claremont McKenna College in 1988 and a law degree from Southwestern University School of Law in 1994.

     William R. Jacques, Jr. Mr. Jacques joined FortuNet as its Controller in January 2005 and was appointed Chief Financial Officer on October 21, 2005. From November 2004 to January 2005, he was the Controller of Quest Entertainment, Inc., a gaming device manufacturer. From January 2004 to October 2004, he was the Controller and from June 2001 to December 2002 he was Assistant Controller of Innovative Gaming, Inc. a manufacturer of computerized slot machines and other video gaming machines and multiplayer video games. Innovative Gaming, Inc.’s parent company, Innovative Gaming Company of America filed for Chapter 7 bankruptcy protection in October 2004. From December 2002 to January 2004 he was the Controller of Diamond Construction Co., Inc. Mr. Jacques received his bachelor of science degree in accounting from Arizona State University in 1974.
     Merle Berman. Ms. Berman joined our Board of Directors on January 30, 2006. She is also a member of our Audit Committee and our Nominating and Corporate Governance Committee and serves as chairman of our Compensation Committee. Ms. Berman is a three-term Nevada legislator, where she served from 1996 to 2001. As a member of the Nevada Assembly, Ms. Berman served on the Legislative Activities, Judiciary, Infrastructure, Elections, Procedures, and Ethics, Health and Human Services, Commerce and Labor, and Government Affairs Committees. Since 2001, Ms. Berman has been a private real estate investor and a member of the Nevada Ethics Commission. Ms. Berman received her bachelor’s degree in 1968 from Pennsylvania State University.
     Arthur Schleifer, Jr. Mr. Schleifer joined our Board of Directors on January 30, 2006. He is also a member of our Compensation Committee, our Nominating and Corporate Governance Committee and our Audit Committee. Mr. Schleifer has been a Professor Emeritus at Harvard Business School since 1998. He began his career at Harvard as an Associate Professor in 1964, became a full Professor in 1968 and was named the James J. Hill Professor of Business Administration in 1988, a position he held until 1998. At Harvard Business School, Mr. Schleifer taught courses in marketing, managerial economics, negotiations and business forecasting. Earlier in his career Mr. Schleifer taught at Dartmouth College, New York University and universities in Italy and Spain. In addition to his teaching activities, Mr. Schleifer has served as a consultant to companies in a wide variety of industries, including computer, semiconductor, wire, tire, insurance and retail and has been an expert witness in the areas of antitrust, securities, taxation and discrimination. Since 1998, Mr. Schleifer has served as a member of the board of directors of Seneca Wire and Manufacturing Corp., Pahlmeyer Winery, Boston Analytics and the Whitehead Institute. He is also the author or co-author of several published articles and books dealing with, among other things, risk management, data analysis and data forecasting. Mr. Schleifer received his undergraduate degree from Yale University, and an MBA and a DBA from Harvard Business School.
     Harlan W. Goodson. Mr. Goodson joined our Board of Directors on January 30, 2006. He also serves as chairman of our Nominating and Corporate Governance Committee. Mr. Goodson has been Senior Counsel at the Sacramento, California office of Holland & Knight LLP since 2003. Mr. Goodson practices in the area of gaming law and Indian gaming regulation. Prior to joining Holland & Knight, Mr. Goodson was the Director of California’s Division of Gambling Control from January 1999 to July 2003. Mr. Goodson is listed in the 2000 edition of Who’s Who in American Law, and in 2002, he received the International Masters of Gaming Law inaugural Regulator of the Year award. Mr. Goodson received his undergraduate degree from Golden Gate University and his law degree from the John F. Kennedy School of Law. He is a member of the California Bar.
     Bradley P. Forst. Mr. Forst joined our Board of Directors on January 30, 2006. He also serves as chairman of our Audit Committee. Since January 2005, Mr. Forst has been the chief executive officer of Dicom Grid, Inc., an early stage healthcare information technology company based in Phoenix, Arizona. From 1995 to 2003, Mr. Forst was a member of the Board of Directors and an executive officer of Simula, Inc., a publicly traded company specializing in technology development and human safety and survivability systems. Mr. Forst began as Simula’s general counsel and later became its executive vice president and was its president and chief executive officer from 2000 to 2003. He served as chief executive officer of Simula through its merger with Armor Holdings, Inc. in 2003. He continued with Armor Holdings until 2004, assisting with post-merger integration, acquisition and disposition matters. Since 2004 Mr. Forst has served on the adjunct faculties of both the Arizona State University College of Law and the W.P. Carey School of Business at Arizona State University, where he teaches courses in business organizations and international management. Mr. Forst received his undergraduate degree from Coe College, his law degree from the University of Tulsa College of Law and his graduate law degree from Columbia University.
Board of Directors
     Our Board consists of six directors, four of whom the Board has determined satisfy the independence criteria set forth under the rules of the Nasdaq National Market. Directors are elected by the stockholders and hold office until the next annual meeting following their election and until their successors are duly elected and qualified. Actions by the Board of Directors must be approved by a majority of directors. In the event of a tie vote of the directors, our Chairman of the Board will cast an additional tie-breaking vote. Vacancies on the Board of Directors and newly created directorships resulting from any increase in the authorized number of directors will be filled by a majority of the directors then in office, even if less than a quorum, or by the sole remaining director.
     We do not rely on the “controlled company” exception to the rules of the Nasdaq National Market. A majority of our directors are independent and our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are each composed entirely of independent directors.
Committees
     Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. From time to time, the Board of Directors may establish other committees to facilitate the management of our business and operations.
Audit Committee
     Our Audit Committee consists of three members — Mr. Forst, Mr. Schleifer and Ms. Berman — all of whom are independent. Mr. Forst is the chairman of our Audit Committee. All of the members of the Audit Committee are able to read and understand fundamental financial statements. Our Board of Directors has determined that Mr. Forst’s is an audit committee financial expert on account of his past employment experience as described above.
     Our Audit Committee assists our Board of Directors in its oversight of the integrity of our financial statements and oversees the qualifications, independence and performance of our independent auditor. The Audit Committee has the sole direct responsibility for the selection, appointment, evaluation and retention of our independent auditor and for overseeing its work. All audit services and non-audit services to be provided to us by our independent auditor must be approved in advance by our Audit Committee. Our Board of Directors has adopted a written charter for the Audit Committee, which is available on our web site.
Compensation Committee
     Our Compensation Committee consists of two members — Ms. Berman and Mr. Schleifer — both of whom are independent. Ms. Berman is the chairman of our Compensation Committee. Our Compensation

Committee reviews and makes recommendations to our Board of Directors regarding the compensation and benefits of our executive officers and senior management and administers the 2005 Stock Incentive Plan and establishes and administers other compensation and employee benefit policies. Our Board of Directors has adopted a written charter for the Compensation Committee, which is available on our web site.
Nominating and Corporate Governance Committee
     Our Nominating and Corporate Governance Committee consists of two members — Ms. Berman and Mr. Goodson — both of whom are independent. Mr. Goodson is the chairman of our Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee is responsible for identifying, evaluating, recruiting and recommending to the Board of Directors nominees for election to the Board of Directors by the stockholders, including annual evaluations relating to the renomination of incumbents and proposed nominees to fill vacancies that occur between stockholders’ meetings. In addition, the Nominating and Corporate Governance Committee reviews and makes recommendations to the Board of Directors regarding corporate governance matters, policies and practices. Our Board of Directors has adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our web site.
Compensation Committee Interlocks and Insider Participation
     No interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other entity, nor has any interlocking relationship existed in the past.
Director Compensation
     Directors who are members of management do not receive any additional compensation for serving as directors of FortuNet or Millennium. Our outside directors are paid an annual fee of $12,000 and have been awarded 1,000 restricted shares under the 2005 Stock Incentive Plan for Independent Directors for services through 2006. Mr. Forst, chairman of our Audit Committee, was awarded an additional 1,000 restricted shares and Ms. Berman and Mr. Schleifer, the additional directors serving as members of our Audit Committee, were awarded an additional 250 shares for services through 2006. Outside directors of FortuNet are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors or any committees of the Board of Directors on which they serve.
Agreements with Executive Officers and Key Personnel
     We entered into an employment agreement with Jack B. Coronel, our Chief Marketing Officer and Director of Compliance and Strategic Development, on September 9, 2002 which specifies an annual salary of $60,000. Mr. Coronel’s annual salary was subsequently increased to $110,000. Mr. Coronel also receives other employee benefits pursuant to our employee benefit policies. Under his employment agreement, Mr. Coronel is not required to devote his full business time to our operations and is permitted to pursue other business opportunities that are not competitive with our business. Mr. Coronel is required to disclose his other business interests to FortuNet, but we are not entitled to any financial interest in such opportunities. Currently, Mr. Coronel devotes his full time to the company. His employment agreement contains a noncompetition provision that, with certain exceptions, prohibits Mr. Coronel from owning or providing services to other companies engaged in the development, manufacture, sale or distribution of bingo or lottery products or related services for a period of two years following termination of his employment with FortuNet. The noncompetition covenant will immediately terminate, however, upon a change of control in which Yuri Itkis ceases to own, directly or indirectly, more than 50% of the issued and outstanding common stock of FortuNet. The employment agreement may be terminated immediately by Mr. Coronel or by us. Mr. Coronel was appointed as our Chief Marketing Officer on October 21, 2005.
     We entered into an employment agreement with William R. Jacques, Jr., our controller, on January 10, 2005, pursuant to which he received an annual salary of $73,000 in 2005. Mr. Jacques also receives other employee benefits pursuant to our employee benefit policies. The agreement contains a noncompetition provision that, with certain exceptions, prohibits Mr. Jacques from owning interests in or providing services to other companies engaged in the development, manufacture, sale or distribution of bingo or lottery products or related services for a period of two years following termination of his employment with FortuNet. The employment agreement may be terminated immediately by Mr. Jacques or by us. Mr. Jacques was appointed as our Chief Financial Officer on October 21, 2005.
Code of Ethics
     We have adopted a Code of Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is available in print to any stockholder upon request. Requests for a copy of our Code of Ethics may be may be made by contacting us at our corporate offices. We may revise these policies from time to time. If we grant any waiver from a provision of the Code of Ethics to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver on a Current Report on Form 8-K, which will be filed within 4 business days of the amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION.
     The following summary compensation table sets forth the aggregate compensation paid or accrued by us for the fiscal years ended December 31, 2005, 2004 and 2003 to our Chief Executive Officer, and to each of the most highly compensated executive officers and key personnel, whose annual base salary and bonus compensation exceeded $100,000.
SUMMARY COMPENSATION TABLE

		Annual compensation			Long-term compensation
					Awards		Payouts
						Securities
						under-
					Restricted	lying		All other
				Other annual	stock	options/	LTIP	compen-
		Salary	Bonus	compensation	award(s)	SARs	payouts	sation
Name and principal position	Year	($)	($)	($)	($)	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Yuri Itkis, Chief Executive Officer	2005	60,000
	2004	60,000	—	—	—	—	—	—
	2003	60,000	—	—	—	—	—	—
Jack B. Coronel, Director	2005	110,000
of Compliance and	2004	103,240	—	—	—	—	—	—
Strategic Development	2003	73,000	—	—	—	—	—	—

Stock Option and Other Compensation Plans
     We have two equity incentive plans: our 2005 Stock Incentive Plan and our 2005 Stock Incentive Plan for Independent Directors. A total of 725,000 shares of our common stock has been reserved for issuance under the 2005 Stock Incentive Plan and 100,000 shares have been reserved for issuance under the 2005 Stock Incentive Plan for Independent Directors. We also maintain a 401(k) plan for our employees.
2005 Stock Incentive Plan
     Our 2005 Stock Incentive Plan has been adopted by our Board of Directors and approved by our stockholders, in each case by unanimous written consent. This plan provides for the grant of stock options, stock appreciation rights, restricted stock, phantom stock rights, bonus stock and awards and other stock-based awards. Stock appreciation rights and phantom stock rights are contractual rights that provide for cash payments equal to the appreciation in value of a specified number of shares over the period these rights exist. As of February 28, 2006, no stock appreciation rights or phantom shares have been granted.
     Number of Shares of Common Stock Available under the Plan. A total of 725,000 shares are reserved for issuance under this plan. No options have been granted and there are no options to purchase shares of our common stock outstanding under this plan. As of February 28, 2006, 61,112 restricted shares have been awarded.
     Administration of the Plan. The plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has complete authority to select the persons to whom awards may be granted, and to determine the number, type and value of awards. In granting performance-based awards, which are regulated by Section 162(m) of the Internal Revenue Code, the Compensation Committee is bound to follow established criteria. The Compensation Committee may not set the exercise price of an option lower than 85% of the fair market value of the stock on the date of the grant.
     Eligibility. Participation in the plan is limited to employees or independent contractors of FortuNet or our subsidiaries.
     Change in Control or Other Significant Event. In the event of a merger, consolidation, stock-split, reverse stock-split, spin-off, recapitalization or other similar events that change the character or outstanding amount of our common stock, the Compensation Committee will make appropriate adjustments to the number and kind of securities subject to any awards under the plan, including through adjusting the exercise or purchase price of options or shares or the valuation of phantom shares or other rights, with the goal of preserving the benefits intended to be provided under the plan.
     Term of the Plan. The plan will terminate ten years after the date of its adoption, unless earlier terminated by the Board of Directors.
2005 Stock Incentive Plan for Independent Directors
     Our 2005 Stock Incentive Plan for Independent Directors has been adopted by our Board of Directors and approved by our stockholders, in each case by unanimous written consent. This plan provides for the grant of stock options to members of our Board of Directors.

     Number of Shares of Common Stock Available under the Plan. A total of 100,000 shares are reserved for issuance under this plan. No options have been granted and there are no options to purchase shares of our common stock outstanding under this plan. As of February 28, 2006, 5,500 shares of restricted stock have been granted to our independent directors for their service through 2006.
     Administration of the Plan. The plan is administered by members of our Board of Directors who are not eligible to participate in the plan, although the Board of Directors may designate a committee of such directors to administer the plan. The Board of Directors has authority to select the persons to whom awards may be granted, and to determine the number, type and value of awards. Any action by the Board of Directors relating to this plan will be valid only if the action is approved by a majority of the directors who are not then eligible to participate in the plan.
     Eligibility. Participation in the plan is limited to those individuals whom, on the date of issue of the award, are non-employee directors, as defined in Rule 16b-3 under the Securities Act.
     Change in Control or Other Significant Event. In the event of a merger, consolidation, stock-split, reverse stock-split, spin-off, recapitalization or other similar events that change the character or outstanding amount of our common stock, the Board of Directors will make appropriate adjustments to the number and kind of securities subject to any awards under the plan, including through adjusting the exercise or purchase price of options or shares or the valuation of phantom shares or other rights, with the goal of preserving the benefits intended to be provided under the plan.
     Term of the Plan. The plan will terminate ten years after the date of its adoption, unless earlier terminated by the Board of Directors.
401(k) Plan
     We have established and maintained a retirement savings plan under Section 401(k) of the Internal Revenue Code of 1986, or the Code, to cover our eligible employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a tax deferred basis through contributions to the 401(k) plan. Our 401(k) plan is intended to constitute a qualified plan under Section 401(a) of the Code and its associated trust is intended to be exempt from federal income taxation under Section 501(a) of the Code. We have not made any matching contributions on behalf of eligible employees.
Report of the Board of Directors on Executive Compensation
     The following report shall not be deemed to be “filed” with the Securities and Exchange Commission nor shall the following report be deemed to be incorporated by reference into any future filings under the Securities Act or the Securities Exchange Act.
     Our Board of Directors has the responsibility to approve the overall compensation strategy and make all decisions with respect to executive compensation.
     The objectives of our executive compensation policies are to attract and retain key personnel who possess the necessary leadership and management skills through competitive salaries and various benefits, including medical and life insurance plans.

     Salaries. Salaries for our executive officers are determined primarily on the basis of the executive officer’s responsibility, general salary practices of peer companies and the officer’s individual qualifications and experience. The salaries are reviewed annually and may be adjusted by the Board of Directors, or a compensation committee formed in the future, in accordance with criteria that include individual performance, the functions performed by the executive officer, the scope of the executive officer’s on-going duties, general changes in the compensation peer group in which we compete for executive talent, and our financial performance generally. The weight given to each such factor by the Board of Directors may vary from individual to individual.
     Other Compensation Plans. We have adopted general employee benefit plans in which executive officers are permitted to participate on parity with other employees. We also provide a 401(k) plan.
     Deductibility of Compensation. Section 162(m) of the Code disallows deductions for compensation exceeding $1.0 million paid to certain executive officers, excluding, among other things, performance based compensation. Because the compensation paid to the executive officers has not approached the limitation, the Board of Directors has not had to use any of the available exemptions from the deduction limit. The Board of Directors remains aware of the Code Section 162(m) limitations and the available exemptions and will address the issue of deductibility when and if circumstances warrant the use of such exemptions.
     Chief Executive Officer Compensation. The compensation of our Chief Executive Officer is reviewed annually on the same basis as discussed above for all executive officers. The Board of Directors established an annual salary of $60,000 for Yuri Itkis for 2005 based on our financial performance in 2004, and taking into account the dividends paid to Mr. Itkis in 2004 and 2005.

Yuri Itkis
Sole Member of the Board of Directors at December 31, 2005

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS.
     The following table sets forth certain information as of February 28, 2006 with respect to the beneficial ownership of our common stock by (i) each person who is known by us to beneficially own more than 5% of our common stock, (ii) each of our directors and named executive officers and (iii) all of our directors and executive officers as a group.
     Unless otherwise noted, the address of each beneficial owner listed in the table is c/o FortuNet, Inc., 2950 Highland Drive, Suite C, Las Vegas, Nevada 89109. Beneficial ownership as reported in the table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act. Unless otherwise indicated, beneficial ownership represents both sole voting and sole securities investment power.

	Number of Shares		Percentage
Name of Beneficial Owner	Beneficially Owned		Beneficially Owned
Yuri Itkis Gaming Trust of 1993 (1)	8,266,500		72.88	%(2)
Boris Itkis (3)	83,500		*
Jack B. Coronel	55,556	(4)	*
William R. Jacques, Jr.	5,556	(5)	*
Merle Berman	1,250	(6)	*
Arthur Schleifer, Jr.	1,250	(6)	*
Harlan W. Goodson	1,000	(6)	*
Bradley P. Forst	2,000	(6)	*

Directors and officers as a group (8 persons)	8,416,612		74.21%

*	Less than 1.0%.

(1)	Yuri Itkis is the sole trustee and beneficiary of the Yuri Itkis Gaming Trust of 1993.

(2)	Based on 11,341,612 shares outstanding.

(3)	Boris Itkis is the son of Yuri Itkis.

(4)	Shares awarded to Mr. Coronel under the 2005 Stock Incentive Plan on January 30, 2006.

(5)	Shares awarded to Mr. Jacques under the 2005 Stock Incentive Plan on January 30, 2006.

(6)	Shares awarded to our independent directors under the 2005 Stock Incentive Plan for Independent Directors on January 30, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     Pursuant to a Contribution Agreement, dated as of December 31, 2003 and effective as of January 1, 2004, between our Chief Executive Officer, Yuri Itkis, and FortuNet, Mr. Itkis contributed all of his common stock in Millennium Games, Inc. to FortuNet, for no consideration. Prior to this contribution, Mr. Itkis owned 100% of the issued and outstanding stock of Millennium Games, Inc. As a result of this contribution, Millennium became a wholly-owned subsidiary of FortuNet.
     In July 2005, we engaged Spiegel Partners, LLC to provide advisory services to us. Pursuant to the original terms of this engagement, we were obligated to pay $350,000 in cash, less any monthly installments consisting of $10,000 initial signing bonus and $10,000 per month that we began paying in July 2005 and a monthly contingent fee of $20,000 that commenced on September 5, 2005, upon the completion of our initial public offering. The services provided include analysis and consultation related to business strategies, business development opportunities, financing alternatives, director recruitment and service provider selection and did not include any selling, offering to sell or soliciting offers to purchase our securities. The engagement further requires Spiegel Partners, LLC to continue to provide advisory services to us through July 2006. In consideration of these continued advisory services, we were obligated to issue to Spiegel Partners, LLC $500,000 worth of shares of our common stock at the initial public offering price, which shares will vest upon the provision of such continued services through July 2006. These shares were registered under the registration statement that was filed with respect to our initial public offering. We will have the right to repurchase any unvested shares at nominal cost in the event of our termination of the engagement for certain reasons. In addition, we were obligated to pay a total of $250,000 in cash in equal monthly installments of $41,667 over such six month period. We are also obligated to reimburse certain expenses incurred by Spiegel Partners, LLC in the provision of its services to us if previously approved. Through December 31, 2005, we paid $150,000 to Spiegel Partners, LLC under this agreement and reimbursed $1,082 of expenses. On January 30, 2006, we amended our agreement with Spiegel Partners, LLC to reduce the amount payable upon the closing of our initial public offering from $350,000 to $181,732 (less $180,000 in previously paid amounts as described above), to reduce the amount of shares from $500,000 worth of shares to $450,000 worth of shares (50,000 shares) and to reduce the cash payable in six equal monthly installments for services performed after the closing from $250,000 ($41,667 per month) to $129,808 ($21,635 per month). All other terms of our agreement with Spiegel Partners, LLC remain unchanged.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The fees billed by Schechter Dokken Kanter Andrews & Selcer Ltd, our independent public accountants, with respect to the years ended December 31, 2004 and December 31, 2005 were as follows:
     Audit Fees. The aggregate fees billed and anticipated to be billed for professional services rendered by Schechter Dokken Kanter Andrews & Selcer Ltd for the audit of our annual financial statements for the fiscal years 2004 and 2005 were approximately $50,000 and $296,000 for fiscal 2004 and fiscal 2005, respectively. The fees in fiscal 2005 included fees for services related to our initial public offering and assistance with other regulatory filings.
     Audit Related Fees. We did not engage Schechter Dokken Kanter Andrews & Selcer Ltd to provide any audit related fees during the fiscal years 2004 and 2005.
     Tax Fees. The aggregate fees billed and anticipated to be billed for professional services rendered by Schechter Dokken Kanter Andrews & Selcer Ltd for tax services for the fiscal years 2004 and 2005 were approximately $25,000 and $25,000 for fiscal 2004 and fiscal 2005, respectively.

     Financial Information Systems Design and Implementation Fees. We did not engage Schechter Dokken Kanter Andrews & Selcer Ltd to provide advice to us regarding financial information systems design and implementation during fiscal 2004 or fiscal 2005.
     All Other Fees. We did not engage Schechter Dokken Kanter Andrews & Selcer Ltd. to provide any other services during fiscal years 2004 and 2005.
     The Audit Committee has reviewed the non-audit services provided by Schechter Dokken Kanter Andrews & Selcer Ltd and determined that the provision of these services during fiscal 2005 is compatible with maintaining Schechter Dokken Kanter Andrews & Selcer Ltd’s independence.
     Pre-Approval Policy. Pursuant to our Audit Committee Charter, the Audit Committee pre-approves all audit and permissible non-audit fees. The Audit Committee reviews and approves all services to be provided by our independent auditors. In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services.
     The Audit Committee Charter provides that the Audit Committee will pre-approve all audit and non-audit services to be provided by the independent auditors (other than non-audit services that satisfy an exception provided by applicable law) and, in the case of non-audit services, provide for the disclosure of such approval as required by SEC regulations. The independent auditors will not be engaged to perform any non-audit service prohibited by law or regulation. The independent auditors will not be engaged to provide any permitted non-audit service unless it is affirmatively determined that performing such service is compatible with maintaining the independent auditors’ independence. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee. The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.
     Since January 31, 2006, each new engagements of Schechter Dokken Kanter Andrews & Selcer Ltd must be approved in advance by our Audit Committee. No additional engagement has been approved in the fiscal year 2006.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
          (a) 1. Financial Statements.
Included in Part II of this report:
          (a) 2. Financial Statement Schedules.
          We have omitted all schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

          (a) 3. Exhibits.

Number	Description
3.1	Amended and Restated Articles of Incorporation of FortuNet, Inc.(2)

3.2	Amended and Restated Bylaws of FortuNet, Inc.(3)

4.1	Form of Certificate Representing Common Stock, $.001 Par Value Per Share, of FortuNet, Inc.(2)

10.1	Exempt Employment Agreement between FortuNet, Inc. and Jack B. Coronel, dated as of September 9, 2002(1)

10.2	Amendment No. 1 to Exempt Employment Agreement between FortuNet, Inc. and Jack B. Coronel, dated as of September 9, 2002(1)

10.3	Exempt Employment Agreement between FortuNet, Inc. and William R. Jacques, Jr., dated as of January 10, 2005(1)

10.4	FortuNet, Inc. 2005 Stock Incentive Plan(2)

10.5	FortuNet, Inc. 2005 Stock Option Plan for Independent Directors(2)

10.6	Standard Industrial/ Commercial Multi-Tenant Lease between FortuNet, Inc. and FKC Highland LLC, dated as of May 15, 2005(1)

10.7	Capital Markets Consulting Agreement between FortuNet, Inc. and Spiegel Partners, LLC, dated as of July 5, 2005(1)

10.8	Equipment Lease Agreement between K&B Sales, Inc., d/b/a Goodtime Bingo, and FortuNet, Inc., dated as of January 4, 1999(1)

10.9	Form of Stock Grant — FortuNet, Inc. 2005 Stock Incentive Plan (4)

10.10	Form of Stock Grant — FortuNet, Inc. 2005 Stock Incentive Plan for Independent Directors (4)

10.11	Letter from FortuNet, Inc. to Merle Berman dated January 20, 2006 regarding director compensation (4)

10.12	Letter from FortuNet, Inc. to Arthur Schleifer, Jr. dated January 20, 2006 regarding director compensation (4)

10.13	Letter from FortuNet, Inc. to Harlon W. Goodson dated January 20, 2006 regarding director compensation (4)

10.14	Letter from FortuNet, Inc. to Bradley P. Forst dated January 20, 2006 regarding director compensation (4)

10.15	Amendment to Capital Markets Consulting Agreement Between Fortunet, Inc. and Spiegel Partners, LLC dated as of January 30, 2006

21.1	Subsidiaries of FortuNet, Inc.(1)

24.1	Powers of Attorney (included on signature page hereto)

31.1	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on September 16, 2005.

(2)	Incorporated by reference to Amendment No.1 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on October 27, 2005.

(3)	Incorporated by reference to Amendment No.3 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on November 21, 2005.

(4)	Incorporated by reference to Amendment No.5 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on January 24, 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FortuNet, Inc.
By	/s/ Yuri Itkis
Yuri Itkis, Chief Executive Officer and
Chairman of the Board

By	/s/ William R. Jacques
William R. Jacques, Chief Financial Officer

Date: March 31, 2006

POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yuri Itkis, Boris Itkis and William R. Jacques, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution fro him in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting onto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intent and purposes as he might or could do in person hereby ratifying and confirming all that such attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yuri Itkis	Chief Executive Officer and Chairman of the Board	March 31, 2006
Yuri Itkis

/s/ Boris Itkis	Director, Director of Engineering and Chief Technical Officer	March 31, 2006
Boris Itkis

/s/ Merle Berman	Director	March 31, 2006
Merle Berman

/s/ Bradley P. Forst	Director	March 31, 2006
Bradley P. Forst

/s/ Harlan W. Goodson	Director	March 31, 2006
Harlan W. Goodson

	Director	March 31, 2006
Arthur Schleifer, Jr.
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
     No annual report or proxy material has been sent to security holders during fiscal year 2005.

Exhibit Index

Number	Description
10.15	Amendment to Capital Markets Consulting Agreement Between Fortunet, Inc. and Spiegel Partners, LLC dated as of January 30, 2006

24.1	Powers of Attorney (included on signature page hereto)

31.1	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.