Form 10-Q
period 2006-03-31
Fortunet, Inc.
filed 2006-05-16
CIK 1337899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:___________ to ___________

Commission file number: 000-51703

FortuNet, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	88-0252188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2950 South Highland Drive, Suite C Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)

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

            ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

             ☐ Yes   ☒ No
Registrant’s Common Stock outstanding as of May 15, 2006 was 11,341,612 shares.

Table of Contents

FORTUNET, INC.

INDEX TO FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2006

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made in good faith and are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs and management’s assumptions. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Statements expressing expectations regarding our future (including gaming regulatory approvals) and projections related to products, sales, revenues and earnings are typical of forward-looking statements. In some cases you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements. You should read carefully the risk factors in “Part II - Other Information, Item 1A. Risk Factors” of this report and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of risks that could cause actual results to differ from these forward-looking statements.

If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Forward-looking statements speak only as of the date they are made. Any forward-looking statement you read in this Quarterly Report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORTUNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
Assets:
Current Assets:
Cash and cash equivalents	$25,641,971	$511,517
Accounts Receivable, net of
allowance for doubtful accounts	1,230,140	1,311,849
Inventories	1,421,831	1,270,445
Prepaid Expenses	1,179,464	957,889
Deferred tax asset	113,990	82,604
Total current assets	29,587,396	4,134,304
Property and Equipment, net of
accumulated depreciation	4,816,609	5,016,573
Other assets, net of accumulated
amortization	377,988	1,176,671
Deferred tax asset	711,943	720,955
Total assets	$35,493,936	$11,048,503

Liabilities and stockholders' equity:
Current Liabilities
Accounts Payable	$310,489	$330,564
Commissions Payable	336,274	184,863
Accrued Expenses	275,383	184,496
Income Taxes Payable	168,575	158,446
Notes payable, current portion	392,603	536,495
Total current liabilities	1,483,324	1,394,864
Stockholders' equity:
Common stock (.001 par value
150,000,000 shares authorized, 8,350,000 for December 31, 2005 and 11,341,612 for March 31, 2006 of shares issued and outstanding)	11,342	8,350
Additional paid in capital	29,477,550	4,702,039
Contra-Equity	(612,129)	-
Retained earnings	5,133,849	4,943,250
Total stockholders equity	34,010,612	9,653,639
Total liabilities and
stockholders' equity	$35,493,936	$11,048,503

See notes to condensed consolidated financial statements.

FORTUNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended March 31,
	2006	2005

Sales Revenue	$3,978,783	$3,890,212
Cost of Revenue	497,556	612,422
Gross Profit	3,481,227	3,277,790
Operating Costs & Expenses
General & Administrative	1,685,178	981,469
Sales & Marketing	1,297,925	1,139,975
Research & Development	258,209	228,649
Total Operating Expenses	3,241,312	2,350,093
Income from operations	239,915	927,697

Other Income	87,556	26,170
Interest Expense	(6,056)	(8,551)
Income Before Taxes	321,415	945,316
Provision for income taxes	130,816	326,445
Net Income	$190,599	$618,871

Weighted average shares - basic	10,169,151	8,350,000
Earnings per share - basic	$0.02	$0.07
Weighted average shares - diluted	10,233,297	8,350,000
Earnings per share - diluted	$0.02	$0.07

See notes to condensed consolidated financial statements.

FORTUNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities
Net Income	$190,599	$618,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	432,170	510,589
Amortization	113,535	113,535
Stock issued for services	437,379
Change in operating assets and liabilities:
Accounts receivable	81,709	245,039
Inventories	(151,386)	258,995
Prepaid expenses	(221,575)	(418,943)
Deferred Tax	(22,374)	(281,020)
Other assets	(574)	(8)
Accounts payable	(20,075)	49,394
Accrued expenses	90,887	168,721
Commissions payable	151,411	31,967
Income tax payable	10,129	420,878
Net cash provided by operating activities	1,091,835	1,718,018

Cash flows from investing activities:
Purchase of equipment and property	(232,206)	(855,491)
Net cash used in investing activities	(232,206)	(855,491)

Cash flows from financing activities
Dividends	-	(30,000)
Sale of Stock	24,710,625	-
Cost of issuing stock	(295,908)	-
Payments on note payable	(143,892)	(136,888)
Net cash used in (provided by) financing activities	24,270,825	(166,888)

Net increase in cash and cash equivalents	25,130,454	695,639

Cash and cash equivalents, beginning	511,517	1,379,925
Cash and cash equivalents, ending	$25,641,971	$2,075,564

Supplemental disclosure of cash flow information:
Interest	$6,056	$8,552
Cash paid for income taxes	$143,060	$274,690
Non-cash financing activities, dividends accrued	$-	$30,000

See notes to condensed consolidated financial statements.

FORTUNET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Interim Basis of Presentation:

Nature of business:

     FortuNet, Inc. (FortuNet or the Company) was incorporated in 1989 in Nevada. FortuNet is engaged primarily in the business of designing, manufacturing and leasing electronic bingo and entertainment systems throughout North America.

     FortuNet derives substantially all revenues from the gaming industry in the United States and Canada. Changes in laws and regulations related to gaming in each state or province can affect the Company’s revenues in any given state or province.

Interim Basis of Presentation:

The accounting policies followed in the preparation of the financial information herein are the same as those summarized in the Company’s 2005 Annual Report on Form 10-K, except for the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R on January 1, 2006 (see Notes 3 and 4). The condensed consolidated balance sheet at December 31, 2005 was derived from audited consolidated financial statements at that date. The interim condensed consolidated financial information is unaudited and should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal and recurring adjustments that are necessary to fairly present the financial condition of the Company as of March 31, 2006 and the results of its operations and its cash flows for the three months ended March 31, 2006 and 2005 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year due to seasonality and other factors.
2.	Earnings Per Share:

    In accordance with the provisions of SFAS No. 128, Earnings Per Share, basic net income is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing the amount of income available to common shareholders by the number of diluted weighted average shares of common stock outstanding during each period. Potentially dilutive securities include common shares purchasable upon exercise of stock options and any non-vested stock.

The following table sets forth the computations for basic and dilutive earnings per common share:

	Three months ended March 31,
	2006	2005
Net Income	$190,599	$618,871
Weighted average shares outstanding	10,169,151	8,350,000
Dilutive non-vested shares	64,146	-
Dilutive weighted average number of shares outstanding	10,233,297	8,350,000
Basic Earnings Per Share	$0.02	$0.07
Dilutive Earnings Per Share	$0.02	$0.07

3.	Adoption of Recently Issued Accounting Pronouncements:

     On January 1, 2006, we were required to apply the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment”, requiring the measurement and recognition of all share-based compensation under the fair value method. Under the fair value recognition provisions of this statement, share-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense over the vesting period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Additionally, judgment is required in estimating stock price volatility, expected dividends, and expected term for options that remain outstanding. Actual results, and future estimates, may differ substantially from our current estimates.

In November 2004, FASB issued SFAS No. 151 “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 became effective for our inventory costs incurred since January 1, 2006. The application of SFAS No. 151 has not had a material effect on our condensed consolidated financial statements.

4.	Stock Based Compensation:

On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”), which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company has equity incentive plans that provide for the issuance of stock options, restricted stock and other equity incentives.

On January 30, 2006, the Company issued 61,112 shares of restricted stock to two of its officers. One-sixth of these shares will vest upon completion of each month thereafter. On January 30, 2006, the Company issued 5,500 shares of restricted stock to independent members of the board of directors. Upon completion of each fiscal quarter of the current fiscal year, 25% of these shares will vest.

The Company recognizes stock-based compensation expense over the requisite service period of the individual grants.

Compensation cost related to vested restricted stock for the three months ended March 31, 2006, including costs referred to in Note 5, was $437,379. Costs associated with these expenses are included in general and administrative expenses. A total of $612,129 of unrecognized compensation costs related to nonvested restricted stock is recorded in contra-equity and is expected to be recognized over future periods.

5.	Commitments and contingencies:

     At March 31, 2006, the Company has entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are for less than one year and in the aggregate amount to approximately $1,940,000.

    The Company has engaged the services of Spiegel Partners, LLC to provide advisory services associated with preparation for the Company’s initial public offering. In consideration of these services, the Company paid approximately $182,000 in cash, at the close of the initial public offering, less any prior payments made in monthly installments of $10,000 - $30,000 per month.

     The Company has engaged future services of Spiegel Partners, LLC to provide advisory services following the completion of the offering. In consideration of these services, the Company issued 50,000 shares of Company stock, which will vest monthly per the provision of such continued service agreement for a six month period following the initial public offering. In addition, we expect to pay approximately $130,000 to Spiegel Partners, LLC in cash in equal monthly installments over such six month period.

6.	Research and development:

     Research and development costs are primarily for costs of software and hardware development and continued enhancements for the electronic bingo systems that the Company leases to customers. The total amount of research and development was $228,649 and $258,209 during the three months ended March 31, 2005 and 2006, respectively.

7.	Legal and patent settlements:

The Company is pursuing a patent infringement lawsuit against two of its competitors, Planet Bingo, LLC and Melange Computer Services, Inc. The lawsuit involves two of the Company’s patents. The Company alleges that one of its patents is being infringed by both defendants and the other patent is being infringed by Planet Bingo, LLC only. The Company filed this action in May 2004 in the United States Federal Court, District of Nevada. The Company is seeking unspecified monetary damages and injunctive relief. The defendants have counter-claimed that our patents are invalid and one of the defendants, Planet Bingo, LLC, has claimed that our operations infringe one of its own patents. The patent that Planet Bingo, LLC claims that we have infringed has been invalidated in a separate lawsuit. This decision is on appeal.

The Company recently filed a lawsuit against GameTech International Incorporated and its subsidiary, GameTech Arizona Corporation. The complaint alleges that GameTech has violated the Nevada deceptive trade practices act and the Lanham Act by manufacturing, distributing, selling and advertising gaming devices without first complying with Nevada gaming laws. We are seeking both injunctive relief and monetary damages in the lawsuit.

The Company believes that the final resolution of any such threatened or pending litigation, individually or in the aggregate, is not likely to have a material adverse effect on the Company’s business, cash flow, results of operations or financial position.

8.	Income Taxes:

We recorded our income tax provision at an effective rate of 40.7% for the three months ended March 31, 2006. The temporary increase in the effective tax rate reflects the effect of executive bonuses granted in connection with our initial public offering and state tax liabilities.

9.	Initial Public Offering:

In January 2006 the Company sold 2,500,000 shares of its’ common stock in an underwritten initial public offering raising proceeds of approximately $21.5 million, net of underwriters commission. In February 2006, the underwriter exercised their right to purchase 375,000 shares of the over allotment resulting in proceeds of approximately $3.2 million, net of underwriters commission. The Company has incurred costs of $981,630 in connection with the initial public offering.

10.	Subsequent events:

In early April, 2006 the Company submitted a comprehensive compliance report for its system based mobile gaming platform to the Nevada Gaming Control Board or NGCB. The compliance report includes hardware drawings and software listings for our stationary and mobile wireless gaming terminals controlled by system game servers. The compliance report is the initial step by which the Technology Division of the NGCB begins the rigorous task of reviewing new gaming products for sale in the Nevada market. There is no assurance as to the timing of the review process or that our mobile gaming platform will be approved by the NGCB.

On April 13, 2006, the NGCB published a draft of policies to further clarify certain areas of Technical Standard number 4 addressing mobile gaming systems. The Company has submitted comments in response to the NGCB’s solicitation for comments from those in the industry. We believe the Company’s mobile gaming platform is readily adaptable to comply with these standards and policies.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

We believe that our field-proven mobile gaming platform will be readily adaptable to the regulations promulgated by the Nevada Gaming Commission on March 23, 2006 and policies published by Nevada Gaming Commission on April 13, 2006. Our gaming platforms currently enable patrons to play bingo using either our wireless or our stationary player terminals. Our gaming platforms also enable patrons to play traditional casino games using our stationary player terminals. We have successfully completed the field testing of our wireless player terminals that enable patrons to play traditional casino games on a limited basis on cruise lines. Upon anticipated approval of our wireless gaming devices by the Nevada gaming authorities, Nevada casino patrons will be able to play traditional casino games using our wireless player terminals. There is no assurance however as to the timing of the review process or that our mobile gaming platform will be approved by the Nevada Gaming Control Board or NGCB.

As a result of the adoption of the regulations, the NGCB is positioned to finalize specific policies and procedures governing the process of reviewing, testing and approving mobile gaming systems. On April 13, 2006, the NGCB published a draft of policies to further clarify certain areas of Technical Standard number 4 addressing mobile gaming systems. We have submitted comments in response to the NGCB’s solicitation for comments from those in the industry. We believe our mobile gaming platform is readily adaptable to comply with these policies.

In early April 2006 we submitted a comprehensive compliance report for our system based mobile gaming platform to the NGCB. The compliance report includes hardware drawings and software listings for our stationary and mobile wireless gaming terminals controlled by system game servers. The compliance report is the initial step by which the Technology Division of the NGCB begins the rigorous task of reviewing new gaming products for sale in the Nevada market. There is no assurance as to the timing of the review process or that our mobile gaming platform will be approved by the NGCB.

Since our inception, we have been a technology innovator in the gaming equipment industry. We helped to define the core concepts of modern gaming technologies including server-based networks, concurrent multi-gaming, cashless gaming, downloadable gaming and notably, mobile gaming. We continue to focus on research and development and have recently upgraded our fourth generation wireless player terminal to serve as a multi-game platform that enables patrons to play traditional casino games in casino public areas in addition to playing bingo. We also recently introduced a new advanced bingo flashboard that utilizes long-life color light emitting diods instead of conventional incadecent lamps. We have sold our first set of the new flashboards to a customer in Nevada. We intend to continue to introduce other new products for the conventional bingo market segment.

Almost all our revenues are currently generated by placing electronic bingo systems in bingo halls under contracts based on (a) a fixed fee per use per session, (b) a fixed weekly fee per terminal or (c) a percentage of the revenue generated by each terminal. Revenue growth is affected by player acceptance of electronic bingo as an addition or an alternative to paper bingo in our existing customer establishments, our ability to expand operations into new markets and our ability to increase our market share in the existing market. Our stationary bingo player terminals generate greater revenue per player terminal than our wireless bingo player terminals, but also require a greater initial capital investment. As our customer base changes from period to period through the addition of new customers or the occasional loss of existing customers, we experience an increase in rental revenue due to the addition of customers and a decrease in rental revenue due to the loss of customers. Our rental revenue is also affected from period to period as a result of changes in operations at our existing customer locations, which result from numerous factors over which we have little or no control.

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

(c) sales and marketing, consisting predominately of commissions paid to distributors for promoting and supporting our products and related marketing costs; and

(d) research and development, internal research and development activities geared to the further development of our gaming platform, including labor and hardware and software testing, prototyping and development.

We envision that the development of our product revenue will require us to record cost of revenue that include materials, labor, and direct and indirect manufacturing costs and associated warranty costs.

Millennium, our wholly owned subsidiary, holds equipment placement contracts for our bingo products in selected territories in the United States. All of our other operations, including the operation and maintenance of our bingo products in all territories and the exclusive distribution of our bingo products in Nevada, Texas and Washington, are conducted by FortuNet. Prior to November 2003, Yuri Itkis held approximately 72% of the voting control over Millennium. In November 2003 Millennium purchased its outstanding shares held by stockholders other than Yuri Itkis. In January 2004, we became the 100% owner of Millennium through Yuri Itkis’ contribution to us of the remaining outstanding shares. This enabled us to consolidate our worldwide distribution rights and enabled significant expense reduction in our overall distribution and operational costs. As part of this consolidation of our distribution channel, we undertook a review of Millennium’s receivables, and determined that certain receivables were delinquent or uncollectible based on our policies. As a result, we wrote off $212,011 of receivables and restructured accounts in 2005. In addition, we dropped a substantial number of former Millennium customers during the three months ended March 31, 2005 because they did not meet our payment policies. During this same period, we also lost customers that were apparently dissatisfied with the customer service previously provided by Millennium. During the three months ended March 31, 2005 these former Millennium customers represented $31,240 of our total revenue.

During the three months ended March 31, 2006, we incurred $130,897 in legal expenses primarily due to ongoing patent infringement litigation against defendants Planet Bingo, LLC and Melange Computer Services, Inc., and additional costs associated with being a public company. Our legal expenses increased substantially when compared with the $29,564 in legal expenses for the three months ended March 31, 2005. We expect similar or increasing levels of litigation and other legal expenses in the future.

Application of Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the reporting date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, bingo unit depreciation and litigation. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There has been no material change in the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements described in our Annual Report on Form 10-K for fiscal year ended December 31, 2005, except for the changes required with respect to share-based compensation. See Footnote 4 to our condensed consolidated financial statements for more information.

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

Results of Operations

The following table sets forth our results of operations and as a percentage of revenue for each of the periods indicated:

Condensed Consolidated Income Statement

	Three months ended March 31,
	2006		2005
Revenues
Sales Revenue	3,978,783	100.0%	3,890,212	100.0%
Cost of Revenue	497,556	12.5%	612,422	15.7%
Gross Profit	3,481,227	87.5%	3,277,790	84.3%
Operating Costs & Expenses
General & Administrative	1,685,178	42.4%	981,469	25.3%
Sales & Marketing	1,297,925	32.6%	1,139,975	29.3%
Research & Development	258,209	6.5%	228,649	5.9%
Total Operating Expenses	3,241,312	81.5%	2,350,093	60.5%
Income from Operations	239,915	6.0%	927,697	23.8%
Other Income	87,556	2.2%	26,170	0.7%
Interest Expense	(6,056)	(0.1)%	(8,551)	(0.2)%
Income Before Taxes	321,415	8.1%	945,316	24.3%
Provision for Income Taxes	130,816	3.3%	326,445	8.4%
Net Income	190,599	4.8%	618,871	15.9%

Three Months Ended March 31, 2006 and March 31, 2005

Sales revenue. Rental revenue was $3,978,783 during the three months ended March 31, 2006, compared to $3,890,212 during the three months ended March 31, 2005, an increase of $88,571, or 2.3%. This increase was due primarily to the deployment of additional bingo player units in the fourth quarter of 2005.

For the three months ended March 31, 2006, the net change in our revenue as a result of changes in our customer base was a decrease in revenue of $3,142 and the net change in revenue as a result of changes in operations at our existing customer locations was an increase of revenue of $91,713.

Cost of revenue. Cost of revenue was $497,556 during the three months ended March 31, 2006, compared to $612,422 during the three months ended March 31, 2005, a decrease of $114,866, or 18.8%. The decrease in cost of revenue was attributable primarily to the decrease in depreciation, installation and maintenance expenses. Specifically, the depreciation cost for the three months ended March 31, 2006 was $416,069 as compared to $491,295 for the three months ended March 31, 2005. Our installation, maintenance and shipping expense also decreased from $121,127 for the three months ended March 31, 2005 to $81,488 for the three months ended March 31, 2006. This decrease was partially attributable to a decrease in the rate of new installations of player units in the first quarter of 2006 as compared to the first quarter of 2005. As a result of this overall decrease in costs, our gross margin increased from 84.3% for the three months ended March 31, 2005 to 87.5% for the three months ended March 31, 2006.

General and Administrative. General and administrative expenses were $1,685,178, or 42.4% of revenue, for the three months ended March 31, 2006 compared to $981,469, or 25.2% of revenue, for the three months ended March 31, 2005, an increase of $703,709, or 71.7%. This cost increase was associated with our transition from being a private company to being a public company and was primarily attributable to consulting services provided by Spiegel Partners LLC (with a first quarter cost of $193,200) and the costs associated with the stock grants to certain of our executives (in the amount of $275,004) and to our directors (in the amount of $12,375). We expect to have costs similar to the costs incurred with respect to the stock grants to Spiegel Partners LLC in the second quarter of 2006, and for one month only of the third quarter, but not thereafter. We also expect to incur similar costs associated with the executive bonuses referenced above in the second quarter of 2006 but not thereafter. We will have costs similar to the costs associated with the stock grants to our directors in each of the remaining quarters of 2006. We will also have costs associated with the grant to our employees of stock options to purchase 67,000 shares of our stock on April 1, 2006. The increase was also due in part to additional costs associated with becoming a public company in the amount of $93,170 consisting of director and officer’s insurance, license fees and additional audit costs. Our litigation and other legal expenses increased from $29,564 during the three months ended March 31, 2005 to $130,897, or 342.8%, during the three months ended March 31, 2006.

Sales and marketing. Sales and marketing expenses were $1,297,925, or 33% of revenue, for the three months ended March 31, 2006, compared to $1,139,975, or 29% of revenue, for the three months ended March 31, 2005, an increase of $157,950, or 13.9%. This increase was attributable primarily to the expansion of our distribution channel through our distributors.

Research and development. Research and development expenses were $258,209, or 6% of revenue, for the three months ended March 31, 2006, compared to $228,649, or 6% of revenue, for the three months ended March 31, 2005, an increase of $29,560, or 12.9%. The increase in research and development expenses was primarily the result of our increased investment in new hardware and software development tools and additional labor cost to enable us to accelerate development of upgrades to our hardware and software components of our gaming platform.

Provision for income taxes. An income tax provision of $130,816 with an effective tax rate of 40.7% was recorded for the three months ended March 31, 2006, compared to $326,445 with an effective tax rate of 34.5% for the three months ended March 31, 2005, a decrease of $195,629, or 59.9%. This decrease was primarily due to a decrease in taxable income during the three months ended March 31, 2006. The temporary increase in the effective tax rate reflects the effect of executive bonuses granted in connection with our initial public offering and certain permanent differences between financial accounting principles and tax accounting principles related to depreciation and state tax liabilities.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily with revenue generated from the leasing of our bingo products. In January 2006 we successfully completed our initial public offering of our common stock. As of March 31, 2006, our principal sources of liquidity were cash and cash equivalents of $25,641,971 and accounts receivable net of allowance for doubtful accounts of $1,230,140. We anticipate that our leasing revenue, which is our principal source of revenue today, will be sufficient to fund our operating expenses in the short term. Long term cash is expected to be generated from existing operations and also through selling or leasing of our products in new markets.

We expect to incur significant additional expenses in connection with the procurement of equipment and components and the manufacture of additional stationary and wireless player terminals to take advantage of business opportunities. We anticipate that these expenses will consume a substantial portion, if not all, of our recurring lease revenues. Except to the extent we become obligated under supply contracts that we enter into to procure equipment and components, our fixed payment commitments are limited to our facilities lease and payments under long term debt obligations incurred in connection with becoming the 100% owner of Millennium. Payments to Spiegel Partners, LLC for advisory services are expected to continue through July 2006, and the remaining balance of the long term debt associated with an acquisition of Millennium is expected to be fully repaid by December of 2006.

We believe that our cash flow from operations will be adequate to meet our anticipated future requirements for working capital and capital expenditures for the next 12 months and for the foreseeable future. Although no additional financing is currently contemplated, we may seek, if necessary or otherwise advisable, additional financing through bank borrowings or public or private debt or equity financings. Additional financing, if needed, may not be available to us, or, if available, the financing may not be on terms favorable to us. The terms of any financing that we may obtain in the future could impose additional limitations on our operations and management structure. Our estimates of our anticipated liquidity needs may not be accurate or new business development opportunities or other unforeseen events may occur, resulting in the need to raise additional funds.

Summary of Condensed Consolidated Statements of Cash Flow

	Three Months Ended March 31
	2005	2006
Net Cash provided by operating activities	$1,718,017	$1,091,835
Net cash used in investing activities	(855,491)	(232,206)
Net cash used in financing activities	(166,888)	24,270,825
Net increase (decrease) in cash and cash equivalents	695,638	25,130,454
Cash and cash equivalents, beginning	1,379,925	511,517
Cash and cash equivalents, ending	$2,075,563	$25,641,971

Operating Activities

For the three months ended March 31, 2006, net cash of $1,091,835 provided by operating activities was primarily due to net income of $190,599, depreciation and amortization of $539,705, stock issued for services of $437,379 and change in operating assets and liabilities of $(75,858). For the three months ended March 31, 2005, net cash of $1,718,017 provided by operating activities was primarily due to net income of $618,871, depreciation and amortization of $618,124 and change in operating assets and liabilities of $481,023. The decrease in net cash provided by operating activities during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was primarily due to cash flow used to cover the costs associated with our operating as a publicly held company after our initial public offering in January 2006.

Investing Activities

For the three months ended March 31, 2006, $232,206 of net cash was used for investing activities, with $208,785 being used to fund the manufacture of additional equipment for lease to our customers and the balance spent on other capital expenditures.

For the three months ended March 31, 2005, $855,491 of net cash was used for investing activities, with $836,329 being used to fund the manufacture of additional equipment for lease to our customers and the balance spent on other capital expenditures.

Financing Activities

For the three months ended March 31, 2006, $24,270,825 of net cash was raised through financing activities associated with $24,710,625 raised as a result of the sale of our stock in our initial public offering less cost of issuing stock of $295,908.

For the three months ended March 31, 2005, $166,888 of net cash was used for financing activities, with $136,888 used for payments on a non-compete agreement.

Off-Balance Sheet Arrangements

As of March 31, 2006, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, credit risk, commodity prices and equity prices. Our primary exposure to market risk is due to the fact that certain parts, components and subassemblies for our products are manufactured outside of the United States, which exposes us to the risk of foreign currency fluctuations, political and economic instability and diluted protection of intellectual property. We are most affected by fluctuations in the value of currencies in southeast Asia. We are also subject to significant credit risk resulting from the fact that a significant portion of our accounts receivable are owed to us by relatively few of our customers. One customer made up 26.7% and 29.2% of rental revenues for the three months ended March 31, 2005 and 2006, respectively. Furthermore, one other customer made up 8.7% and 9.8% of the accounts receivable balance for the three months ended March 31, 2005 and 2006, respectively. If these few customers fail to perform their obligations to us, we may lose a significant portion of our revenue. We do not require collateral to extend credit to our customers but we do perform ongoing credit evaluations of our customers’ financial condition.

We do not believe we are subject to any material variable interest risk or similar market risks.

ITEM 4.	CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of March 31, 2006 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006 our disclosure controls and procedures were effective to enable the company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion.

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting identified in management’s evaluation during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are pursuing a patent infringement lawsuit against two of our competitors, Planet Bingo, LLC and Melange Computer Services, Inc. The lawsuit involves two of our patents. We allege that one of our patents is being infringed by both defendants and the other patent is being infringed by Planet Bingo, LLC only. We filed this action in May 2004 in the United States Federal Court, District of Nevada. We are seeking unspecified monetary damages and injunctive relief. The defendants have counter-claimed that our patents are invalid and one of the defendants, Planet Bingo, LLC, has alleged that our operations infringe on one of its own patents. The patent that Planet Bingo, LLC alleges that we have infringed has been invalidated by a Federal District Court in unrelated litigation. This decision is on appeal. If either of the counter-claims is successful, our patents may be invalidated, or limited in scope, or we may be forced to modify or discontinue some of our operations or pay substantial damages.

In late March 2006 we filed a lawsuit in the United States District Court of Nevada against GameTech International Incorporated and its subsidiary, GameTech Arizona Corporation. The complaint alleges that GameTech has violated the Nevada deceptive trade practices act and the Lanham Act by manufacturing, distributing, selling and advertising gaming devices without first complying with Nevada gaming laws. We are seeking both injunctive relief and monetary damages in the lawsuit.

We believe that the final resolution of any such threatened or pending litigation, individually or in the aggregate, is not likely to have a material adverse effect on our business, cash flow, results of operations or financial position.

In rare instances, we are threatened with or named as a defendant in lawsuits arising in the ordinary course of business, such as personal injury claims and unemployment-related claims and from time to time. We also prosecute various collection claims against delinquent customers.

ITEM 1A.  RISK FACTORS

There has been no material change to the Risk Factors set forth in “Item 1A. Risk Factors” of our Annual Report for fiscal year 2005 on Form 10-K filed with the Commission on March 31, 2006 (File No. 000-51703).

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

None.

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

The aggregate gross proceeds from the shares of common stock sold were $25,875,000. The aggregate net proceeds to us were approximately $23,728,995 as of March 31, 2006, after deducting $1,164,375 in underwriting discounts and commissions and $981,630 in other costs incurred in connection with the offering. No fees or expenses were paid, directly or indirectly, to any of our directors, officers, their respective associates, stockholders or affiliates.

We have invested all of the net proceeds from our initial public offering in short-term interest bearing investment grade securities. We intend to utilize a significant portion of the proceeds from our initial public offering to acquire parts and components for the volume manufacturing of our gaming products. However, we do not intend to commence procuring large amounts of component parts for manufacture of our gaming products until we are more able to predict the duration of the reviewing process of our mobile gaming systems by the Nevada gaming authorities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

See Exhibit Index.

Exhibit Index

Number	Description

3.1	Amended and Restated Articles of Incorporation of FortuNet, Inc.(2)
3.2	Amended and Restated Bylaws of FortuNet, Inc.(3)
4.1	Form of Certificate Representing Common Stock, $.001 Par Value Per Share, of FortuNet, Inc.(2)
10.1	Exempt Employment Agreement between FortuNet, Inc. and Jack B. Coronel, dated as of September 9, 2002(1)
10.2	Amendment No. 1 to Exempt Employment Agreement between FortuNet, Inc. and Jack B. Coronel, dated as of September 9, 2002(1)
10.3	Exempt Employment Agreement between FortuNet, Inc. and William R. Jacques, Jr., dated as of January 10, 2005(1)
10.4	FortuNet, Inc. 2005 Stock Incentive Plan(2)
10.5	FortuNet, Inc. 2005 Stock Option Plan for Independent Directors(2)
10.6	Standard Industrial/ Commercial Multi-Tenant Lease between FortuNet, Inc. and FKC Highland LLC, dated as of May 15, 2005(1)
10.7	Capital Markets Consulting Agreement between FortuNet, Inc. and Spiegel Partners, LLC, dated as of July 5, 2005(1)
10.8	Equipment Lease Agreement between K&B Sales, Inc., d/b/a Goodtime Bingo, and FortuNet, Inc., dated as of January 4, 1999(1)
10.9	Form of Stock Grant - FortuNet, Inc. 2005 Stock Incentive Plan (4)
10.10	Form of Stock Grant - FortuNet, Inc. 2005 Stock Incentive Plan for Independent Directors (4)
10.11	Letter from FortuNet, Inc. to Merle Berman dated January 20, 2006 regarding director compensation (4)
10.12	Letter from FortuNet, Inc. to Arthur Schleifer, Jr. dated January 20, 2006 regarding director compensation (4)
10.13	Letter from FortuNet, Inc. to Harlan W. Goodson dated January 20, 2006 regarding director compensation (4)
10.14	Letter from FortuNet, Inc. to Bradley P. Forst dated January 20, 2006 regarding director compensation (4)
10.15	Amendment to Capital Markets Consulting Agreement Between Fortunet, Inc. and Spiegel Partners, LLC dated January 30, 2006(5)
21.1	Subsidiaries of FortuNet, Inc.(1)
31.1	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on September 16, 2005.
(2)	Incorporated by reference to Amendment No.1 of our Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on October 27, 2005.
(3)	Incorporated by reference to Amendment No.3 of our Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on November 21, 2005.
(4)	Incorporated by reference to Amendment No.5 of our Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on January 24, 2006.
(5)	Incorporated by reference to our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2005 filed with the Commission on March 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FortuNet, Inc.

By	/s/ Yuri Itkis
Yuri Itkis, Chief Executive Officer and
Chairman of the Board

By	/s/ William R. Jacques, Jr.
William R. Jacques, Jr., Chief Financial Officer

Date: May 15, 2006