Form 10-Q
period 2006-06-30
Fortunet, Inc.
filed 2006-08-14
CIK 1337899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ___________ to ___________

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
☐ Yes  ☒ No

As of June 30, 2006, there were 11,341,612 shares of the Registrant’s common stock, $0.001 par value, issued and outstanding.

FORTUNET, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2006

  PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FORTUNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2006	December 31, 2005
Assets:
Current Assets:
Cash and cash equivalents	$24,903,988	$511,517
Accounts Receivable, net of allowance for doubtful accounts	1,227,211	1,311,849
Inventories	1,332,901	1,270,445
Prepaid Expenses	984,278	957,889
Income tax refund	159,490	-
Deferred tax asset	137,110	82,604
Total current assets	28,744,978	4,134,304

Property and Equipment, net of accumulated depreciation	6,085,877	5,016,573

Other assets, net of accumulated amortization	266,845	1,176,671

Deferred tax asset	756,357	720,955
Total assets	$35,854,057	$11,048,503

Liabilities and stockholders' equity:
Current liabilities:
Accounts Payable	$474,517	$330,564
Commissions Payable	282,271	184,863
Accrued Expenses	252,867	184,496
Income Taxes Payable	0	158,446
Notes payable, current portion	246,905	536,495
Total current liabilities	1,256,560	1,394,864

Notes payable, net of current portion	—	—

Stockholders' equity:
Common stock (0.001 par value, 150,000,000 shares authorized, 8,350,000 for December 31, 2005 and 11,341,612 for June 30, 2006 of shares issued and outstanding)	11,342	8,350

Additional paid in capital	29,435,095	4,702,039

Retained earnings	5,151,060	4,943,250
Total stockholders’ equity	34,597,497	9,653,639

Total liabilities and stockholders’ equity	$35,854,057	$11,048,503

See notes to condensed consolidated financial statements.

FORTUNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ending June 30,		Six Months Ending June 30,
	2006	2005	2006	2005
Revenues:
Lease Revenue	$3,994,553	$3,581,524	$7,973,336	$7,471,736
Cost of Revenue	544,627	615,727	1,042,183	1,218,850
Gross Profit	3,449,926	2,965,797	6,931,153	6,252,886
Operating Costs & Expenses:
General & Administrative	2,262,862	909,286	3,948,040	1,873,076
Sales & Marketing	1,269,928	1,030,296	2,567,853	2,170,270
Research & Development	110,015	231,323	368,224	459,972

Total Operating Expenses	3,642,805	2,170,905	6,884,117	4,503,318
Income (Loss) from Operations	(192,879)	794,892	47,036	1,749,568

Other Income	224,936	27,044	312,492	53,214
Interest Expense	(4,212)	(11,322)	(10,268)	(19,873)
Income Before Taxes	27,845	810,614	349,260	1,782,909
Provision for Income Taxes	10,634	305,035	141,450	631,480
Net Income	$17,211	$505,579	$207,810	$1,151,429

Weighted average shares - basic	10,730,633	8,350,000	10,730,633	8,350,000
Earnings per share - basic	$0.00	$0.06	$0.02	$0.14
Weighted average shares - diluted	10,787.641	8,350,000	10,787,641	8,350,000
Earnings per share - diluted	$0.00	$0.06	$0.02	$0.14

See notes to condensed consolidated financial statements.

FORTUNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ending June 30,
	2006	2005
Cash flows from operating activities:
Net Income	$207,810	$1,151,429
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	888,421	1,012,287
Amortization	227,071	227,069
Stock for services	983,774

Change in operating assets and liabilities:
Accounts receivable	84,638	145,679
Inventories	(62,456)	274,137
Prepaid expenses	(26,389)	(596,241)
Deferred Tax	(89,908)	(189,644)
Income tax receivable	(159,490)	136,525
Other assets	(2,967)	(10,931)
Accounts payable	143,953	24,461
Accrued expenses	68,371	53,230
Commissions payable	97,409	90,952
Income tax payable	(158,446)	9,036

Net cash provided by operating activities	2,201,791	2,327,989

Cash flows from investing activities:
Purchase of assets	(1,934,447)	(960,443)
Proceeds on disposal of assets
Net cash used in investing activities	(1,934,447)	(960,443)

Cash flows from financing activities
Dividends	—	(90,000)
Sale of Stock	24,414,717	—
Payments on note payable	(289,590)	(275,494)
Net cash used in financing activities	24,125,127	(365,494)

Net increase (decrease) in cash and cash equivalents	24,392,471	1,002,052
Cash and cash equivalents, beginning	511,517	1,379,925
Cash and cash equivalents, ending	$24,903,988	$2,381,977
Supplemental disclosure of cash flow information:
Interest	$10,268	$19,873
Cash paid for income taxes	$547,337	$783,863

See notes to condensed consolidated financial statements.

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Interim Basis of Presentation:

Nature of business:

FortuNet, Inc. (We, FortuNet or the Company) was incorporated in 1989 in Nevada. FortuNet is engaged primarily in the business of designing, manufacturing and leasing electronic bingo and entertainment systems throughout North America.

FortuNet derives substantially all revenues from the gaming industry in the United States and Canada. Changes in laws and regulations related to gaming in each state or province can affect the Company’s revenues in any given state or province.

Interim Basis of Presentation:

The accounting policies followed in the preparation of the financial information herein are the same as those summarized in the Company’s 2005 Annual Report on Form 10-K, except for the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R on January 1, 2006 (see Notes 3 and 4). The condensed consolidated balance sheet at December 31, 2005 was derived from audited consolidated financial statements at that date. The interim condensed consolidated financial information is unaudited and should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal and recurring adjustments that are necessary to fairly present the financial condition of the Company as of June 30, 2006 and the results of its operations and its cash flows for the three and six months ended June 30, 2006 and 2005 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year due to seasonality and other factors.

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

The following table sets forth the computations for basic and dilutive earnings per common share:

	Three months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Net Income	$17,211	$505,579	$207,810	$1,151,429
Shares
Weighted Average number of shares outstanding	10,730,633	8,350,000	10,730,633	8,350,000
Diluted non-vested stock	11,081		11,081

Diluted weighted average number of shares outstanding	10,787,641	8,350,000	10,787,641	8,350,000

Basic Earnings Per Share	$0.00	$0.06	$0.02	$0.14
Diluted Earnings Per Share	$0.00	$0.06	$0.02	$0.14

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

In November 2004, FASB issued SFAS No. 151 “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 became effective for our inventory costs incurred since January 1, 2006. The application of SFAS No. 151 has not had a material effect on our consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48.“Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect the adoption of FIN 48 will not have a material effect on our financial position or results of operations.

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

On January 30, 2006, the Company issued 61,112 shares of restricted stock to two of its officers. One-sixth of these shares have vested in January 2006 and upon completion of each month thereafter. On January 30, 2006, the Company issued 5,500 shares of restricted stock to independent members of the board of directors. Upon completion of each fiscal quarter of the current fiscal year, 25% of these shares will vest.

On April 1, 2006, the Company issued options to purchase 67,000 shares of common stock to some of its employees with a three year vesting period and a life of 5 years.

On May 15, 2006, the Company issued options to purchase 9,000 shares of common stock to some of its employees with a three year vesting period and a life of 5 years.

The Company recognizes stock-based compensation expense over the requisite service period of the individual grants.

Compensation cost related to vested restricted stock for the three and six months ended June 30, 2006, including costs referred to in Note 5, was $512,379 and $949,758, respectfully. Costs associated with these expenses are included in general and administrative expenses. A total of $99,750 of unrecognized compensation costs related to nonvested restricted stock is expected to be recognized over future periods.

5. Commitments and contingencies:

At June 30, 2006, the Company has entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are for less than one year and in the aggregate amount to approximately $1,730,000.

The Company engaged the services of Spiegel Partners, LLC to provide advisory services associated with the Company’s initial public offering. In consideration of these services, the Company paid approximately $182,000 in cash, at the close of the initial public offering, less any prior payments made in monthly installments of $10,000 - $30,000 per month.

The Company has engaged future services of Spiegel Partners, LLC to provide advisory services following the completion of the offering. In consideration of these services, the Company issued 50,000 shares of common stock, which will vest monthly per the provision of such continued service agreement for a six month period following the initial public offering. In addition, we expect to pay approximately $130,000 to Spiegel Partners, LLC in cash in equal monthly installments over such six month period with an ending date of July 31, 2006.

6. Research and development:

Research and development costs are primarily for costs of software and hardware development and continued enhancements for the electronic bingo systems that the Company leases to customers. The total amount of research and development was $231,323 and $459,972 during the three and six months ended June 30, 2005 and $110,015 and $368,224 during the three and six months ended June 30, 2006. In compliance with the provisions of FASB SFAS No. 86, because we achieved technological feasibility in the development of our mobile gaming system in the beginning of the second quarter of 2006, we capitalized $283,326 of our research and development expenses. We anticipate additional capitalization of the cost of developing our gaming platform until the deployment of our mobile gaming system is achieved.

7. Legal proceedings:

The Company is pursuing a patent infringement lawsuit against two of its competitors, Planet Bingo, LLC and its alleged subsidiary Melange Computer Services, Inc. The lawsuit involves two of the Company’s patents. The Company alleges that one of its patents is being infringed by both defendants and the other patent is being infringed by Planet Bingo, LLC only. The Company filed this action in May 2004 in the United States Federal Court, District of Nevada. The Company is seeking unspecified monetary damages and injunctive relief. The defendants have counter-claimed that our patents are invalid and one of the defendants, Planet Bingo, LLC, has claimed that our operations infringe one of its own patents. The patent that Planet Bingo, LLC claims that we have infringed has been invalidated in a separate lawsuit. This decision is on appeal.

The Company recently filed a lawsuit against GameTech International Incorporated and its subsidiary, GameTech Arizona Corporation. The amended complaint alleges that GameTech International and GameTech Arizona have violated the Racketeering and Corrupt Organizations Act (“RICO), Nevada deceptive trade practices act and the Lanham Act by manufacturing, distributing, selling and advertising gaming devices without first complying with Nevada gaming laws. We are seeking both injunctive relief and monetary damages in the lawsuit.

The Company believes that the final resolution of any such threatened or pending litigation, individually or in the aggregate, is not likely to have a material adverse effect on the Company’s business, cash flow, results of operations or financial position.

8. Initial Public Offering:

In January 2006 the Company sold 2,500,000 shares of its’ common stock in an underwritten initial public offering raising proceeds of approximately $21.5 million, net of underwriters commission. In February 2006, the underwriter exercised its right to purchase 475,000 shares pursuant to an over allotment option resulting in proceeds of approximately $3.2 million, net of underwriters commission. The Company incurred costs of $981,630 in connection with the initial public offering.

9. Subsequent events:

In June 2006 the Company entered into an agreement with a Nevada casino group including a provision for the lease of, with the option to buy the Company’s mobile gaming products incorporating traditional casino games, subject to obtaining prior approval of the Nevada Gaming Commission for the sale of such mobile gaming systems in Nevada.

In response to the publication of Nevada’s technical Policies applicable to the mobile gaming systems in late June 2006, the Company modified its mobile gaming platform to fully comply, in the Company’s belief, with the newest Policies and submitted in August, 2006, an updated documentation package covering the Company’s modified mobile gaming platform for review by Nevada Gaming Control Board. The Company expects that the hardware testing phase of the review process will commence in the near future. The Company expects the process of reviewing and testing of its mobile gaming platform by Nevada Gaming Control Board to be very rigorous and of unknown duration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: (1) our belief that the disclosures contained within the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading; (2) our belief that, upon approval of our wireless gaming devices by the Nevada gaming authorities, Nevada casino patrons will be able to play traditional casino games using our wireless player terminals; (3) our expectation that we will continue to introduce other new products for the conventional bingo market segment; (4) our anticipation that our existing lease contracts will include an option to purchase our gaming platforms for use in conducting traditional casino games; (5) our expectation that we will incur significant additional expenses in connection with the procurement of equipment and components and the manufacture of additional stationary and wireless player terminals and our expectation that we will continue to record costs of revenue that include materials, labor, and direct and indirect manufacturing costs and associated warranty costs; (6) our belief that we will experience similar or increasing levels of litigation and other legal expenses in the future; (7) our belief that we will not generate any revenue from the sale or lease of mobile gaming platforms to play traditional casino games, such as keno, poker and slots, during the remainder of 2006; (8) our expectation that, in the future, we will experience similar changes in sales and marketing expenses in correlation with changes in lease revenue generated through our distributors; (9) our ability to capitalize the additional cost of developing our gaming platform until the deployment of our mobile gaming system is achieved; (10) our estimate that we will have a similar effective tax rate in the coming quarters; (11) our anticipation that our current leasing revenue will be sufficient to fund our operating expenses in the short term and that we will not need additional financing; (12) our belief that long term cash will be generated from existing operations and also through selling or leasing of our products in new markets; (13) our opinion that the final resolution of any threatened or pending litigation will not have a material adverse effect on our business, cash flow, results of operations or financial position; (14) our plan, if necessary, to seek additional financing through bank borrowings or public or private debt or equity financings; (15) our ability to obtain an injunction against future patent infringement and recovery of damages as a result of past patent infringement, and (16) our expectation that a portion of our future growth will result from the general expansion of the gaming industry.

Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to: (1) unanticipated changes in standards and reporting requirements; (2) an unanticipated delay in the Nevada Gaming Control Board’s review of our mobile gaming platform or its rejection of our product; (3) our inability to create or introduce new products for the conventional bingo market; (4) our loss of existing customers or our failure to gain approval for our gaming platforms to play traditional casino games; (5) unanticipated decreases in our manufacturing; (6) unanticipated final resolution of our litigation matters; (7) unexpected early approval of our gaming platform; (8) our loss of existing distributors or our failure to further broaden our distribution channel; (9) a decrease in our research and development expenses; (10) unanticipated changes to applicable tax rates or laws or changes in our tax position; (11) an unanticipated need for additional funds for operating expenses, new business opportunities or other unforeseen events; (12) our inability to successfully enter new markets as a result of regulatory, competitive or other reasons; (13) the uncertainty of the outcome of any pending or threatened litigation; (14) our inability to obtain additional financings through bank borrowings or debt or equity financing at all or on terms that are favorable to us; (15) our inability to protect our intellectual property rights; and (16) the failure of the gaming industry to expand at the rate we expect.

We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should also review the cautionary statements and discussion of the risks of our business set forth elsewhere herein under the heading “Risk Factors” under Part II, Item 1A and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K (No. 000-51703) filed on March 31, 2006 and our Current Reports on Form 8-K.

Overview

We are an established and profitable manufacturer of multi-game and multi-player server-based gaming platforms. Our gaming platforms include networks of both wireless and stationary player terminals, cashier-based point-of-sale terminals, self-service point-of-sale kiosks and game file servers that conduct and control bingo games. Our gaming platforms are also capable of conducting traditional casino games, such as keno, poker and slots, in addition to, and concurrently with, bingo.

We believe that our field-proven mobile gaming platform has been adapted to comply with the regulations promulgated by the Nevada Gaming Commission on March 23, 2006 and Mobile Gaming System Policies published by Nevada Gaming Commission on July 21, 2006. Our gaming platforms currently enable patrons to play bingo using either our wireless or our stationary player terminals. Our gaming platforms also enable patrons to play traditional casino games using our stationary player terminals. We have successfully completed the field testing of our wireless player terminals that enable patrons to play traditional casino games on a limited basis on cruise lines. Upon anticipated approval of our wireless gaming devices by the Nevada gaming authorities, Nevada casino patrons will be able to play traditional casino games using our wireless player terminals. There is no assurance however as to the timing of the review process or that our mobile gaming platform will be approved by the Nevada Gaming Control Board or NGCB.

Since our inception, we have been a technology innovator in the gaming equipment industry. We helped to define the core concepts of modern gaming technologies including server-based networks, concurrent multi-gaming, cashless gaming, downloadable gaming and, notably, mobile gaming. We continue to focus on research and development and have recently upgraded our fourth generation wireless player terminal to serve as a multi-game platform that enables patrons to play traditional casino games in casino public areas in addition to playing bingo. We also recently introduced a new advanced bingo flashboard that utilizes long-life color light emitting diodes instead of conventional incandescent lamps. We have sold our first set of the new flashboards to a customer in Nevada. We intend to continue to introduce other new products for the conventional bingo market segment.

Almost all of our revenues are currently generated by placing electronic bingo systems in bingo halls under contracts based on (a) a fixed fee per use per session, (b) a fixed weekly fee per terminal or (c) a percentage of the revenue generated by each terminal. Revenue growth is affected by player acceptance of electronic bingo as an addition or an alternative to paper bingo in our existing customer establishments, our ability to expand operations into new markets and our ability to increase our market share in the existing market. Our stationary bingo player terminals generate greater revenue per player terminal than our wireless bingo player terminals, but also require a greater initial capital investment. As our customer base changes from period to period through the addition of new customers or the occasional loss of existing customers, we experience an increase in rental revenue due to the addition of customers and a decrease in rental revenue due to the loss of customers. Our rental revenue is also affected from period to period as a result of changes in operations at our existing customer locations, which result from numerous factors over which we have little or no control.

We typically install our electronic bingo systems at no charge to our customers and we capitalize all direct costs. We record depreciation of bingo equipment over a five-year estimated useful life using the straight-line method of depreciation.

We anticipate that at some point we may be selling our gaming platforms for use in conducting traditional casino games, as an option included into lease contracts. At that time, our revenue may include product revenue from sales of equipment, in addition to our leasing revenue. At such time, our product revenue will be determined by the then current price for our products and our unit-volume sales.

We envision that if we develop product sales revenue, we will also see a recurring revenue component generated from software upgrades and/or maintenance of the software components of our sold products.

Our expenses currently consist of:

(a) cost of revenue, depreciation of bingo terminals and other capitalized equipment under lease to customers, maintenance, repair and refurbishment of bingo terminals and related support equipment, and cost of shipping. Installation costs and initial shipment expenses associated with new customer lease contracts are expensed as cost of revenue in the period in which the equipment is deployed. Expenses related to maintenance, repair and refurbishment of our existing equipment that has been deployed at customer locations are expensed as cost of revenue in the period in which the maintenance, repair or refurbishment is performed. These expenses are incurred to, among other things, maintain our existing equipment in working order, provide our customers with updated equipment, fix software bugs, if any, provide new functionality and minimize the number of different installation configurations that we must support. We are not obligated to perform maintenance, repair or refurbishment under the terms of our rental agreements with our customers, but we do so in order to improve the quality and reliability of our products;

(b) general and administrative expenses, including the costs of activities associated with the management of our company and related support, including the costs of payroll and benefits, amortization of our noncompete agreement with a former executive of our wholly-owned subsidiary, Millennium Games, Inc. (“Millennium”), travel costs, professional fees, facility lease expenses and bad debt expense reserves;

(c) sales and marketing expenses, consisting predominately of commissions paid to distributors for promoting and supporting our products and related marketing costs; and

(d) costs of research and development activities geared to the further development of our gaming platform, including labor costs and costs of hardware and software testing, prototyping and development tools.

We envision that the development of our product revenue will require us to record costs of revenue that include materials, labor, and direct and indirect manufacturing costs and associated warranty costs.

Millennium, our wholly-owned subsidiary, holds equipment placement contracts for our bingo products in selected territories in the United States. All of our other operations, including the operation and maintenance of our bingo products in all territories and the exclusive distribution of our bingo products in Nevada, Texas and Washington, are conducted by FortuNet.

During the three months ended June 30, 2006, we incurred $458,079 in legal expenses primarily due to ongoing patent infringement litigation against defendants Planet Bingo, LLC and Melange Computer Services, Inc., and additional costs associated with being a public company. Our legal expenses increased substantially when compared with the $87,793 in legal expenses for the three months ended June 30, 2005. We expect similar or increasing levels of litigation and other legal expenses in the future.

Results of Operations: Three Months and Six Months Ended June 30, 2006 and June 30, 2005

The following table sets forth our unaudited condensed consolidated results of operations for each of the periods indicated:

	Three Months Ending June 30,				Six Months Ending June 30,
	2006		2005		2006		2005
Revenues
Lease Revenue	$3,994,553	100.0%	$3,581,524	100.0%	$7,973,336	100.0%	$7,471,736	100.0%
Cost of Revenue	544,627	13.6%	615,727	17.2%	1,042,183	13.1%	1,218,850	16.3%
Gross Profit	3,449,926	86.4%	2,965,797	82.8%	6,931,153	86.9%	6,252,886	83.7%

Operating Costs & Expenses
General & Administrative	2,262,862	56.6%	909,286	25.4%	3,948,040	49.5%	1,873,076	25.1%
Sales & Marketing	1,269,928	31.8%	1,030,296	28.8%	2,567,853	32.2%	2,170,270	29.0%
Research & Development	110,015	2.8%	231,323	6.5%	368,224	4.6%	459,972	6.2%
Total Operating Expenses	3,642,805	91.2%	2,170,905	60.7%	6,884,117	86.3%	4,503,318	60.3%
Income from operations	(192,879)	(4.8)%	794,892	22.1%	47,036	0.6%	1,749,568	23.4%

Other Income	224,936	5.6%	27,044	0.8%	312,492	3.9%	53,214	0.8%
Interest Expense	(4,212)	(0.1)%	(11,322)	(0.3)%	(10,268)	(0.1)%	(19,873)	(0.3)%
Net Income Before Taxes	27,845	0.7%	810,614	22.6%	349,260	4.4%	1,782,909	23.9%
Provision for income taxes	10,634	0.3%	305,035	8.5%	141,450	1.8%	631,480	8.5%
Net Income After Taxes	$17,211	0.4%	$505,579	14.1%	$207,810	2.6%	$1,151,429	15.4%

Revenues

Sales revenue. Rental revenue was $3,994,553 during the three months ended June 30, 2006, compared to $3,581,524 during the three months ended June 30, 2005, an increase of $413,029, or 11.5%. Rental revenue was $7,973,336 during the six months ended June 30, 2006, compared to $7,471,736 during the six months ended June 30, 2005, an increase of $501,600, or 6.7%. This increase in sales revenue was due primarily to the deployment of additional bingo player units.

For the three months ended June 30, 2006, the net change in our revenue as a result of changes in our customer base was an increase in revenue of $80,025 and the net change in revenue as a result of changes in operations at our existing customer locations was an increase of revenue of $333,104.

Our revenue during the quarter ended June 30, 2006 was derived solely from our bingo business. During the second quarter we did not realize any revenue from the sale or lease of mobile gaming platforms to play traditional casino games, such as keno, poker and slots. We do not expect to generate any such revenue during the remainder of 2006. We cannot sell or lease mobile gaming platforms in Nevada to play traditional casino games until we receive all necessary regulatory approvals to do so.

Costs and Expenses

Cost of revenue. Cost of revenue was $544,627 during the three months ended June 30, 2006, compared to $615,727 during the three months ended June 30, 2005, a decrease of $71,100, or 11.5%. Cost of revenue was $1,042,183 during the six months ended June 30, 2006, compared to $1,218,850 during the six months ended June 30, 2005, a decrease of $176,667, or 14.5%. The decrease in cost of revenue was attributable primarily to the decrease in depreciation, installation and maintenance expenses. Specifically, the depreciation cost for the three months ended June 30, 2006 was $435,482 as compared to $502,909 for the three months ended June 30, 2005. Our installation, maintenance and shipping expense also decreased from $112,817 for the three months ended June 30, 2005 to $109,144 for the three months ended June 30, 2006. This decrease was partially attributable to a decrease in the rate of new installations of player units in the six months ending June 30, 2006 as compared to the six months ending June 30, 2005. As a result of this overall decrease in costs, our gross margin increased from 82.8% for the three months ended June 30, 2005 to 86.4% for the three months ended June 30, 2006.

General and administrative. General and administrative expenses were $2,262,862, or 56.6% of revenue, for the three months ended June 30, 2006 compared to $909,286, or 25.4% of revenue, for the three months ended June 30, 2005, an increase of $1,353,576, or 148.9%. General and administrative expenses were $3,948,040, or 49.5% of revenue, for the six months ended June 30, 2006 compared to $1,873,076, or 25.1% of revenue, for the six months ended June 30, 2005, an increase of $2,074,964, or 110.8%. This cost increase was associated with our transition from being a private company to being a public company and was primarily attributable to (a) consulting services provided by Spiegel Partners LLC with a second quarter cost of $289,904, (b) second quarter costs associated with the stock grants to certain of our executives in the amount of $402,877 and (c) second quarter costs associated with our payments to our outside directors in the amount of $24,375. We expect to have costs similar to the costs incurred with respect to Spiegel Partners LLC in the first month of the third quarter, but not thereafter. We will have costs similar to the costs associated with the stock grants and payments to our directors in each of the remaining quarters of 2006.

The increase in general and administrative expenses was also due in part to additional costs associated with being a public company in an aggregate amount of $145,140 in the second quarter. These additional costs included the cost of director and officer’s insurance, securities filings and additional audit costs. Our litigation and other legal expenses increased from $87,793 during the three months ended June 30, 2005 to $458,079 during the three months ended June 30, 2006 an increase of $370,286 or 421.8%.

Sales and marketing. Sales and marketing expenses were $1,269,928, or 31.8% of revenue, for the three months ended June 30, 2006, compared to $1,030,296, or 28.8% of revenue, for the three months ended June 30, 2005, an increase of $239,632, or 23.3%. Sales and marketing expenses were $2,567,853, or 32.2% of revenue, for the six months ended June 30, 2006, compared to $2,170,270 or 29.0% of revenue, for the six months ended June 30, 2005, an increase of $397,583, or 18.3%. This increase was attributable primarily to the expansion of our existing distributors. In the future, we expect to have similar changes in sales and marketing expenses in correlation with changes in lease revenue generated through our distributors.

Research and development. Research and development expenses were $110,015, or 2.8% of revenue, for the three months ended June 30, 2006, compared to $231,323, or 6.5% of revenue, for the three months ended June 30, 2005, a decrease of $121,308, or 52.4%. Research and development expenses were $368,224, or 4.6% of revenue, for the six months ended June 30, 2006, compared to $459,972, or 6.2% of revenue, for the six months ended June 30, 2005, a decrease of $91,748, or 19.9%. In compliance with the provisions of FASB SFAS No. 86, because we achieved technological feasibility in the development of our mobile gaming system in the beginning of the second quarter of 2006, we capitalized $283,326 of our research and development expenses. We anticipate additional capitalization of the cost of developing our gaming platform until the deployment of our mobile gaming system is achieved.

Provision for income taxes. An income tax provision of $10,634 with an effective tax rate of 38.2% was recorded for the three months ended June 30, 2006, compared to $305,035 with an effective tax rate of 37.6% for the three months ended June 30, 2005, a decrease of $294,401, or 96.5%. An income tax provision of $141,450 with an effective tax rate of 40.5% was recorded for the six months ended June 30, 2006, compared to $631,480 with an effective tax rate of 35.4% for the six months ended June 30, 2005, a decrease of $490,030, or 77.6%. This decrease was primarily due to a decrease in taxable income during the three and six months ended June 30, 2006. The temporary increase in the effective tax rate reflects the effect of executive bonuses granted in connection with our initial public offering and certain permanent differences between financial accounting principles and tax accounting principles related to depreciation and state tax liabilities. In the next two quarters, we anticipate having a similar effective tax rate for the reasons discussed above.

  Liquidity and Capital Resources

Since inception, we have financed our operations primarily with revenue generated from the leasing of our bingo products. In January 2006 we successfully completed our initial public offering of our common stock. As of June 30, 2006, our principal sources of liquidity were cash and cash equivalents of $24,903,988 and accounts receivable net of allowance for doubtful accounts of $1,227,211. We anticipate that our leasing revenue, which is our principal source of revenue today, will be sufficient to fund our operating expenses in the short term. Long term cash is expected to be generated from existing operations and also through selling or leasing of our products in new markets.

We expect to incur significant additional expenses in connection with the procurement of equipment and components and the manufacture of additional stationary and wireless player terminals to take advantage of business opportunities. We anticipate that these expenses will consume a substantial portion, if not all, of our recurring lease revenues. Except to the extent we become obligated under supply contracts that we enter into to procure equipment and components, our fixed payment commitments are limited to our facilities lease and the remaining payments incurred in connection with becoming the 100% owner of Millennium ($246,905 in the aggregate). Payments to Spiegel Partners, LLC for advisory services ended in July 2006, and the remaining balance of the long term debt associated with an acquisition of Millennium is expected to be fully repaid by December of 2006.

We believe that our cash flow from operations will be adequate to meet our anticipated requirements for working capital and capital expenditures for the next 12 months and for the foreseeable future. However, we may need to raise additional funds if our estimates of anticipated liquidity needs are inaccurate or if we need additional cash for new business development opportunities or other unforeseen events. Although no additional financing is currently contemplated, we may seek, if necessary or otherwise advisable, additional financing through bank borrowings or public or private debt or equity financings. Such additional financing, if necessary, may not be available to us, or, if available, may not be on terms favorable to us. The terms of any financing that we obtain in the future may impose limitations on our operations and management structure.

Summary of Condensed Consolidated Statements of Cash Flow

	Six Months Ended June 30,
	2006	2005
Net cash provided by operating activities	$2,201,791	$2,327,989
Net cash used in investing activities	(1,934,447)	(960,445)
Net cash used in financing activities	24,125,127	(365,494)
Net increase (decrease) in cash and cash equivalents	24,392,471	1,002,050
Cash and cash equivalents, beginning	511,517	1,379,925
Cash and cash equivalents, ending	24,903,988	2,381,975

Operating Activities

For the six months ended June 30, 2006, net cash provided by operating activities was $2,201,791, resulting from net income of $207,810, a depreciation and amortization non-cash contribution of $1,115,492, a non-cash contribution of stock for services in the amount of $983,774 and a change in operating assets and liabilities of $(105,285). For the six months ended June 30, 2005, net cash provided by operating activities was $2,327,989, resulting from net income of $1,151,429, depreciation and amortization of $1,239,356 and change in operating assets and liabilities of $(62,796). The increase in net cash provided by operating activities during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 was primarily due to stock issued for services.

Investing Activities

For the six months ended June 30, 2006, $1,934,447 of net cash was used for investing activities, with $716,446 being used to fund the manufacture of additional equipment for lease to our customers and the balance spent on other capital expenditures, including $884,701 for the expansion of our manufacturing base.

For the six months ended June 30, 2005, $960,445 of net cash was used for investing activities, with $854,875 being used to fund the manufacture of additional equipment for lease to our customers and the balance spent on other capital expenditures primarily attributable to an expansion of our manufacturing base.

Financing Activities

Net cash raised through financing activities consisting of the $24,414,717 raised as a result of the sale of our stock in our initial public offering.

For the six months ended June 30, 2005, $365,494 of net cash was used for financing activities, with $275,494 used for payments on a non-compete agreement.

The increase in our financing activities between the period ended June 30, 2006 and the period ended June 30, 2005 is due to the initial public offering completed in January 2006.

Off-Balance Sheet Arrangements

As of June 30, 2006, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Legal Contingencies

We are currently involved in various legal claims and legal proceedings. We have not accrued any liability for estimated losses related to legal contingencies at this time. In management’s opinion, these matters are not expected to have a significant negative effect on our financial position or results of operations. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations and financial position.

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

We are also subject to significant credit risk resulting from the fact that a significant portion of our accounts receivable are owed to us by relatively few of our customers. One customer made up 21.6% and 35.7% of rental revenues for the six months ended June 30, 2005 and 2006, respectively. Furthermore, one other customer made up 10.6% and 9.3% of the accounts receivable balance for the six months ended June 30, 2005 and 2006, respectively. If these few customers fail to perform their obligations to us, we may lose a significant portion of our revenue.

We do not require collateral to extend credit to our customers but we do perform ongoing credit evaluations of our customers’ financial condition.

At present, we do not believe we are subject to any material variable interest risk or similar market risks.

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of June 30, 2006 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006 our disclosure controls and procedures were effective to enable the company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting identified in management’s evaluation during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We continue to pursue a patent infringement lawsuit against two of our competitors, Planet Bingo, LLC and its alleged subsidiary Melange Computer Services, Inc. The lawsuit involves two of our patents. We allege that one of our patents is being infringed by both defendants and the other patent is being infringed by Planet Bingo, LLC only. We filed this action in May 2004 in the United States Federal Court, District of Nevada. We are seeking unspecified monetary damages and injunctive relief. The defendants have counter-claimed that our patents are invalid and one of the defendants, Planet Bingo, LLC, has alleged that our operations infringe on one of its own patents. The patent that Planet Bingo, LLC alleges that we have infringed has been invalidated by a Federal District Court in unrelated litigation. This decision is on appeal. If either of the counter-claims is successful, our patents may be invalidated, or limited in scope, or we may be forced to modify or discontinue some of our operations or pay substantial damages.

In late March 2006 we filed a lawsuit in the United States District Court of Nevada against GameTech International Incorporated and its subsidiary, GameTech Arizona Corporation. The amended complaint alleges that GameTech has violated the Racketeering Influenced and Corrupt Organization Act (“RICO”), the Nevada deceptive trade practices act and the Lanham Act by manufacturing, distributing, selling and advertising gaming devices without first complying with Nevada gaming laws. We are seeking injunctive relief and monetary damages in the lawsuit.

We believe that the final resolution of any such threatened or pending litigation, individually or in the aggregate, is not likely to have a material adverse effect on our business, cash flow, results of operations or financial position.

In rare instances, we are threatened with or named as a defendant in lawsuits arising in the ordinary course of business, such as personal injury claims and unemployment-related claims. We also prosecute various collection claims against delinquent customers.

ITEM 1A. RISK FACTORS

The risk factors set forth below captioned “If our existing product does not comply fully, or at all, with the mobile gaming regulations…”, “Our failure to obtain approvals for our mobile gaming platform under the regulations promulgated under the Nevada Mobile Gaming Law…”, “Changes in technology or our inability to introduce new, commercially viable products…”, “Economic downturns or a decline in the popularity of gaming…”, “A governmental shutdown of a gaming regulatory body…”, “Casinos draw a significant percentage of their customers from…”, “Our common stock has only been publicly traded since…” and “We do not intend to pay dividends in the future.” are new or have been modified from prior versions of these risk factors set forth in our Annual Report on Form 10-K for the period ended December 31, 2005.

Risks Relating to Our Business

If our existing product does not comply fully, or at all, with the mobile gaming regulations, we may incur substantial additional research and development expenses or fail to execute our growth strategy.

The regulations require that our mobile gaming systems be approved by the Nevada Gaming Commission before we may distribute these systems to Nevada casinos. The Nevada Gaming Commission may impose significant requirements on the functionality or design of mobile gaming systems that may be manufactured, distributed or operated in Nevada. To the extent that our existing mobile gaming platform may not comply with such requirements, we would need to undertake additional research and development activities that may be costly, time consuming or require the procurement of components that are scarce in supply. Despite undertaking additional research and development activities, we may not be able to design or develop a mobile gaming platform that complies with the standards and Policies adopted by the Nevada Gaming Commission, in which case we would be unable to manufacture, distribute or operate wireless player terminals that enable casino players to play traditional casino games in the public areas of gaming establishments permitted under the Nevada Mobile Gaming Law, and therefore be unable to fully execute our growth strategy.

Our failure to obtain approvals for our mobile gaming platform under the regulations promulgated under the Nevada Mobile Gaming Law will negatively impact our growth strategy.

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

Any change in our business model from the lease of wireless gaming terminals to the sale of gaming terminals may result in an eventual reduction of our expected revenues.

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

Changes in technology or our inability to introduce new, commercially viable products may make our inventory obsolete and cause significant losses.

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

If we are successful in adapting and improving our products, our new products may not achieve market acceptance. Our ability to introduce new products may require regulatory approvals, which may significantly increase the costs associated with developing a new product and the time required to introduce a new product into the marketplace. In order to obtain these regulatory approvals we may need to further modify our products which would increase our costs of development and may make our products likely to achieve market acceptance.

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

Future acquisitions could prove expensive, difficult to integrate, disrupt our business, dilute stockholder value and strain our resources.

As part of our business strategy, we may seek to acquire businesses, services and technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with valuable customer contacts or otherwise offer growth opportunities. If we fail to achieve the anticipated benefits of any acquisitions we may complete, our business, operating results, financial condition and prospects may be impaired. Acquisitions and investments involve numerous risks, including:

•	Difficulties in integrating operations, technologies, services, accounting and personnel;

•	Difficulties in supporting and transitioning customers of our acquired companies to our technology and business processes;

•	Diversion of financial and management resources from existing operations;

•	Potential loss of key employees;

•	Inability to generate sufficient revenues to offset acquisition or investment costs; and

•	Potential write-offs of acquired assets.

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

Risks Relating to Our Industry

Economic downturns or a decline in the popularity of gaming could reduce the demand for our products.

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

A governmental shutdown of a gaming regulatory body in a jurisdiction where we operate may cause a disruption in our business and harm our operating results.

On July 5, 2006, Atlantic City casinos were forced to close down due to the shutdown of the New Jersey gaming regulatory body. The New Jersey State government closed all of its non-essential governmental agencies because the legislature had not adopted a new budget by the constitutional deadline. One such non-essential governmental agency was the Casino Control Commission, which regulates gambling in Atlantic City’s casinos. New Jersey State law prohibits the operation of casinos without the supervision of Casino Control Commission employees, so the casinos were forced to close down. A similar shutdown of a regulatory gaming body in a jurisdiction where we do business may disrupt our ability to do business and adversely affect our revenue and results of operations.

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

Casinos draw a significant percentage of their customers from limited geographic regions. Events adversely impacting the economy or these regions may also impact our business.

Casinos where we operate draw a substantial portion of their customers from specific geographic areas. An increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations of the casinos with tour and travel agents could adversely affect our business. The outbreak of public health threats at any of the casinos where we operate or in the areas in which they are located, or the perception that such threats exist, as well as adverse economic conditions that affect the national or regional economies, whether resulting from war, terrorist activities or other geopolitical conflict, weather or other factors, could have a significant adverse effect on our business, financial condition and results of operations.

Risks related to our capital structure

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

Our common stock has only been publicly traded since January 31, 2006 and we expect that the price of our common stock will fluctuate substantially.

There has only been a public market for our common stock since January 31, 2006. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including those described above under “Risks Related to Our Business,” “Risks Related to Our Industry” and the following:

•	our failure to maintain our current customers, including because of consolidation in the gaming industry;

•	actual or anticipated fluctuations in our or our competitors’ revenue, operating results or growth rate;

•	any adverse results in litigation initiated by us or by other against us;

•	the loss of a significant supplier, or the failure of a significant supplier to provide the goods that we rely on them for;

•
our inability to introduce successful, new products and services in a timely manner or the introduction of new products or services by our competitors that reduce the demand for our products and services;

•	our failure to successfully enter new markets or the failure or new markets to develop in the time and manner that we anticipate;

•	announcements by our competitors of significant new contracts or contract renewals or of new products or services;

•	changes in general economic conditions or the gaming industry;

•	the trading volume of our common stock;

•	sales of common stock or other actions by our current officers, directors and stockholders;

•	acquisitions, strategic alliances or joint ventures involving us or our competitors;

•	future sales of our common stock or other securities;

•	the failure of securities analysts to cover our common stock or changes in financial estimates or recommendations by analysts;

•	our failure to meet the revenue, net income or earnings per share estimates of securities analysts or investors;

•	additions or departures of key personnel;

•	terrorist acts, theft, vandalism, fires, floods or other natural disasters; and

•	rumors or speculation as to any of the above which we may be unable to confirm or deny due to disclosure restrictions imposed on us by law or which we otherwise deem imprudent to comment upon.

In addition, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular businesses. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

Securities class action litigation is often brought against a company following a decline in the market price of its securities. We may in the future be a target of similar litigation. Securities litigation could result in substantial costs defending the lawsuit and divert management’s attention and resources, and could seriously harm our business and negatively impact our stock price.

We do not intend to pay dividends in the future.

We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. As a result, capital appreciation, if any, of our common stock will be the sole source of potential gain for our stockholders for the foreseeable future.

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

ITEM 6. EXHIBITS

See Exhibit Index.

Exhibit Index

Number	Description
3.1	Amended and Restated Articles of Incorporation of FortuNet, Inc.(2)

3.2	Amended and Restated Bylaws of FortuNet, Inc.(3)

4.1	Form of Certificate Representing Common Stock, $.001 Par Value Per Share, of FortuNet, Inc.(2)

10.1	Amendment No. 2 to FortuNet Inc. Exempt Employment Agreement by and between FortuNet Inc. and Jack B. Coronel, dated as of July 6, 2006(1)

10.2	Amendment No. 1 to FortuNet Inc. Exempt Employment Agreement by and between FortuNet Inc. and William R. Jacques, Jr., dated as of July 6, 2006(1)

10.3	Summary of Amendments to Unwritten Employment Arrangements with Yuri Itkis and Boris Itkis(1)

31.1*
Certificate of Yuri Itkis, Chief Executive Officer of FortuNet, Inc. dated August 14, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certificate of William R. Jacques, Jr., Chief Financial Officer of FortuNet, Inc. dated August 14, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*
Certificate of Yuri Itkis, Chief Executive Officer of FortuNet, Inc. and William R. Jacques, Jr., Chief Financial Officer of FortuNet, Inc. dated August 14, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51703) filed with the SEC on July 7, 2006.

(2)	Incorporated by reference to Amendment No. 1 of our Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on October 27, 2005.

(3)	Incorporated by reference to Amendment No. 3 of our Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on November 21, 2005.

* Filed herewith.

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

Date: August 14, 2006