Form 10-Q
period 2006-09-30
Fortunet, Inc.
filed 2006-11-14
CIK 1337899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
☐ Yes  ☒ No

As of September 30, 2006, there were 11,341,612 shares of the Registrant’s common stock, $0.001 par value, issued and outstanding.

FORTUNET, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2006

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FORTUNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2006	December 31, 2005
Assets:
Current Assets:
Cash and cash equivalents	$25,497,334	$511,517
Accounts Receivable, net of allowance for doubtful accounts	1,312,805	1,311,849
Inventories	1,497,085	1,270,445
Prepaid Expenses	816,924	957,889
Deferred tax asset	138,706	82,604
Total current assets	29,262,854	4,134,304

Property and Equipment, net of accumulated depreciation	4,873,653	5,016,573
Fixed assets in construction	1,500,940	0
Other assets, net of accumulated amortization	152,814	1,176,671

Deferred tax asset	782,026	720,955
Total assets	$36,572,287	$11,048,503

Liabilities and stockholders' equity:
Current liabilities:
Accounts Payable	$357,706	$330,564
Commissions Payable	305,062	184,863
Accrued Expenses	300,834	184,496
Income Taxes Payable	227,791	158,446
Notes payable, current portion	99,378	536,495
Total current liabilities	1,290,771	1,394,864

Notes payable, net of current portion	--	--

Stockholders' equity:
Common stock 0.001 par value 150,000,000 shares authorized, 8,350,000 shares issued and outstanding for December 31, 2005 and 11,341,612000 shares issued and outstanding for September 30, 2006.	11,342	8,350

Additional paid in capital	29,571,821	4,702,039

Retained earnings	5,698,353	4,943,250
Total stockholders equity	35,281,516	9,653,639

Total liabilities and stockholders’ equity	$36,572,287	$11,048,503

See notes to condensed consolidated financial statements.

FORTUNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ending September 30,		Nine Months Ending September 30,
	2006	2005	2006	2005
Revenues:
Sales Revenue	$4,075,618	$3,509,576	$12,048,954	$10,981,312
Cost of Revenue	534,963	563,180	1,577,146	1,782,030
Gross Profit	3,540,655	2,946,396	10,471,808	9,199,282
Operating Costs & Expenses:
General & Administrative	1,458,483	748,352	5,406,522	2,621,428
Sales & Marketing	1,290,877	1,071,768	3,858,730	3,242,038
Research & Development	122,600	237,890	490,824	697,862

Total Operating Expenses	2,871,960	2,058,010	9,756,076	6,561,328
Income from operations	668,695	888,386	715,732	2,637,954

Other Income	252,983	11,994	565,475	65,208
Interest Expense	(1,859)	(10,584)	(12,127)	(30,457)
Income Before Taxes	919,819	889,796	1,269,080	2,672,705
Provision for income taxes	372,527	357,421	513,977	988,901
Net Income	$547,292	$532,375	$755,103	$1,683,804

Weighted average shares - basic	10,935,487	8,350,000	10,935,487	8,350,000
Earnings per share - basic	$0.05	$0.06	$0.07	$0.20
Weighted average shares - diluted	10,974,860	8,350,000	10,974,860	8,350,000
Earnings per share - diluted	$0.05	$0.06	$0.07	$0.20

See notes to condensed consolidated financial statements.

FORTUNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ending September 30,
	2006	2005
Cash flows from operating activities:
Net Income	$755,103	$1,683,804
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	1,356,367	1,468,956
Amortization	340,607	340,604
Stock for services	1,099,857	0

Change in operating assets and liabilities:
Accounts receivable	(956)	62,481
Inventories	(226,640)	73,124
Prepaid expenses	140,965	(530,392)
Deferred Tax	(117,173)	(252,147)
Income tax receivable	0	62,210
Other assets	(2,472)	(394,092)
Accounts payable	27,142	352,898
Accrued expenses	116,338	71,729
Commissions payable	120,199	218,936
Income tax payable	69,345	0

Net cash provided by operating activities	3,678,682	3,158,111

Cash flows from investing activities:
Purchase of assets	(2,670,465)	(1,123,287)
Proceeds on disposal of assets
Net cash used in investing activities	(2,670,465)	(1,123,287)

Cash flows from financing activities
Dividends	0	(120,000)
Sale of Stock	24,414,717	0
Payments on note payable	(437,117)	(415,840)
Net cash used in financing activities	23,977,600	(535,840)

Net increase in cash and cash equivalents	24,985,817	1,498,984
Cash and cash equivalents, beginning	511,517	1,379,925
Cash and cash equivalents, ending	$25,497,334	$2,878,909
Supplemental disclosure of cash flow information:
Interest	$12,126	$30,457
Cash paid for income taxes	$566,547	$1,136,983
Non cash investing activity - Stock options associated with capitalized R&D	$43,922	0

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

FortuNet derives substantially all of its revenues from the gaming industry in the United States and Canada. Changes in laws and regulations related to gaming in each state or province can affect the Company’s revenues in any given state or province.

Interim Basis of Presentation:

The accounting policies followed in the preparation of the financial information herein are the same as those summarized in the Company’s 2005 Annual Report on Form 10-K, except for the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R on January 1, 2006 (see Notes 3 and 4). The condensed consolidated balance sheet at December 31, 2005 was derived from audited consolidated financial statements at that date. The interim condensed consolidated financial information is unaudited and should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal and recurring adjustments that are necessary to fairly present the financial condition of the Company as of September 30, 2006 and the results of its operations and its cash flows for the three and nine months ended September 30, 2006 and 2005 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year due to seasonality and other factors.

2. Earnings Per Share:

In accordance with the provisions of SFAS No. 128, Earnings Per Share, basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing the amount of income available to common shareholders by the number of diluted weighted average shares of common stock outstanding during each period. Potentially dilutive securities, including common shares purchasable upon exercise of stock options and any non-vested stock are included as common stock outstanding.

The following table sets forth the computations for basic and diluted earnings per common share:

	Three months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Net Income	$547,292	$532,375	$755,103	$1,683,804

Weighted Average number of shares outstanding	10,935,487	8,350,000	10,935,487	8,350,000

Diluted weighted average number of shares outstanding	10,974,860	8,350,000	10,974,860	8,350,000

Basic Earnings Per Share	$0.05	$0.06	$0.07	$0.20
Diluted Earnings Per Share	$0.05	$0.06	$0.07	$0.20

3. Adoption of Recently Issued Accounting Pronouncements:

On January 1, 2006, we were required to apply the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment”, requiring the measurement and recognition of all share-based compensation under the fair value method. Under the fair value recognition provisions of this statement, share-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense over the vesting period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Additionally, judgment is required in estimating stock price volatility, expected dividends, and expected term for options that remain outstanding. Actual results, and future estimates, may differ substantially from our current estimates and assumptions.

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

Compensation cost related to vested restricted stock for the three and nine months ended September 30, 2006, including costs referred to in Note 5, was $87,375 and $1,037,133, respectively. Costs associated with these expenses are included in general and administrative expenses. A total of $12,375 of unrecognized compensation costs related to nonvested restricted stock is expected to be recognized over future periods.

On April 1, 2006, the Company issued options to purchase 67,000 shares of common stock to some of its employees with a three year vesting period and a life of 5 years.

On May 15, 2006, the Company issued options to purchase 9,000 shares of common stock to some of its employees with a three year vesting period and a life of 5 years.

5. Commitments and contingencies:

As of September 30, 2006, the Company had entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are for less than one year and in the aggregate amount to approximately $1,840,000.

The Company engaged the services of Spiegel Partners, LLC to provide advisory services associated with the Company’s initial public offering. In consideration of these services, the Company paid approximately $182,000 in cash, at the close of the initial public offering, less any prior payments made in monthly installments of $10,000 - $30,000 per month.

The Company had engaged future services of Spiegel Partners, LLC to provide advisory services following the completion of the initial public offering. In consideration of these services, the Company issued 50,000 shares of common stock, which vested monthly per the provision of such continued service agreement for a six month period following the initial public offering. In addition, we paid approximately $130,000 to Spiegel Partners, LLC in cash in equal monthly installments over such six month period with an ending date of July 31, 2006. On August 1, 2006, the Company discontinued further use of Spiegel Partners, LLC consulting services.

6. Research and development:

Research and development costs are primarily for costs of software and hardware development and continued enhancements for the electronic gaming systems that the Company leases to customers. The total amount of research and development expenses were $237,890 and $697,862 during the three and nine months ended September 30, 2005 and $122,600 and $490,824 during the three and nine months ended September 30, 2006 respectively. In compliance with the provisions of FASB No. 86, in view of our achieving the technological feasibility phase in the development of our mobile gaming system in the beginning of the second quarter of 2006, we have capitalized a total of $563,273 of such research and development expenses as of September 30, 2006 of which $279,947 was capitalized in the quarter ending September 30, 2006 of our research and development cost. We anticipate additional capitalization of the cost of developing our gaming platform until the field deployment of our mobile gaming system is achieved.

7. Legal proceedings:

The Company is pursuing a patent infringement lawsuit against two of its competitors, Planet Bingo, LLC and its presumed subsidiary Melange Computer Services, Inc. The lawsuit involves two of the Company’s patents. The Company alleges that one of its patents is being infringed by both defendants and the other patent is being infringed by Planet Bingo, LLC only. The Company filed this action in May 2004 in the United States Federal Court, District of Nevada. The Company is seeking unspecified monetary damages and injunctive relief. The defendants have counter-claimed that our patents are invalid and one of the defendants, Planet Bingo, LLC, has claimed that our operations infringe one of its own patents. The patent that Planet Bingo, LLC claims that we have infringed has been invalidated in a separate lawsuit. This decision is on appeal.

The Company filed a lawsuit against GameTech International Incorporated and its subsidiary, GameTech Arizona Corporation. We allege that GameTech International and GameTech Arizona have violated the Racketeering Influenced and Corrupt Organizations Act (“RICO”), and the Lanham Act by manufacturing, distributing, selling and advertising gaming devices without first complying with Nevada gaming laws.

The Company believes that the final resolution of any such threatened or pending litigation, individually or in the aggregate, is not likely to have a material adverse effect on the Company’s business, cash flow, results of operations or financial position.

8. Initial Public Offering:

In January 2006 the Company sold 2,500,000 shares of its common stock in an underwritten initial public offering raising proceeds of approximately $21.5 million, net of underwriter’s commission. In February 2006, the underwriter exercised its right to purchase 475,000 shares pursuant to an over allotment option resulting in proceeds of approximately $3.2 million, net of underwriter’s commission. The Company incurred costs of $981,630 in connection with the initial public offering.

9. Subsequent events:

In October, 2006 the Company was granted an Operator of Mobile Gaming Systems license by Nevada Gaming Commission. The Company continues to hold Gaming Equipment Manufacturer, Gaming Equipment Distributor and Operator of Interlinked Casino Systems (“OILS”) licenses. Subsequently to granting the Operator of Mobile Gaming Systems license, the Nevada Gaming Commission individually re-licensed the Company’s CEO, Yuri Itkis, and the Company’s CTO, Boris Itkis, and also licensed the Company’s CFO, William Jacques, and the Company’s CMO, Jack Coronel. Meanwhile, the process of reviewing of the Company’s mobile gaming system by the Nevada Gaming Control Board continues. However, the Company does not expect the approval of its mobile gaming system by the Nevada gaming authorities to occur in the current calendar year.

On November 1, 2006 the Company made the last payment on the non-compete note issued in connection with its acquisition of Millennium Games, Inc, and the Company now has no current or long term note debt.

On November 14, 2006 the company unveiled a number of new gaming products at the G2E gaming show in Las Vegas, NV including a new model of its Mega FortuNet® mobile gaming system adapted to comply with Nevada’s latest mobile gaming standards and policies. The new model includes a new fully redundant file server and a new high-speed expanded memory MobiPlayerTM’mobile player unit incorporating an ultra-bright 10.4” color LCD screen adapted for both the indoor and the outdoor use. In addition, the Company exhibited two new models of VeriFlashTM’solid state bingo flashboard having a new (patent pending) capability to display specifically the winning bingo numbers, patterns and prizes in addition to the conventional capability of showing all called bingo numbers and all bingo patterns being played.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: (1) our belief that, upon approval of our wireless gaming devices by the Nevada gaming authorities, Nevada casino patrons will be able to play traditional casino games using our wireless player terminals; (2) our expectation that we will continue to introduce other new products for the conventional bingo market segment; (3) our anticipation that our existing lease contracts will include an option to purchase our gaming platforms for use in conducting traditional casino games; (4) our expectation that we will incur significant additional expenses in connection with the procurement of equipment and components and the manufacture of additional stationary and wireless player terminals and our expectation that we will continue to record costs of revenue that include materials, labor, and direct and indirect manufacturing costs and associated warranty costs; (5) our belief that we will experience similar or increasing levels of litigation and other legal expenses in the future; (6) our belief that we will not generate any revenue from the sale or lease of mobile gaming platforms to play traditional casino games, such as keno, poker and slots, during the remainder of 2006; (7) our expectation that, in the future, we will experience similar changes in sales and marketing expenses in correlation with changes in lease revenue generated through our distributors; (8) our ability to capitalize the additional cost of developing our gaming platform until the deployment of our mobile gaming system is achieved; (9) our estimate that we will have a similar effective tax rate in the coming quarters; (10) our anticipation that our current leasing revenue will be sufficient to fund our operating expenses in the short term and that we will not need additional financing; (11) our belief that long term cash will be generated from existing operations and also through selling or leasing of our products in new markets; (12) our opinion that the final resolution of any threatened or pending litigation will not have a material adverse effect on our business, cash flow, results of operations or financial position; (13) our plan, if necessary, to seek additional financing through bank borrowings or public or private debt or equity financings; (14) our ability to obtain an injunction against future patent infringement and recovery of damages as a result of past patent infringement, and (15) our expectation that a portion of our future growth will result from the general expansion of the gaming industry.

Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to: (1) an unanticipated delay in the Nevada Gaming Control Board’s review of our mobile gaming platform or its rejection of our product; (2) our inability to create or introduce new products for the conventional bingo market; (3 our loss of existing customers or our failure to gain approval for our gaming platforms to play traditional casino games; (4) unanticipated decreases in our manufacturing; (5) unanticipated final resolution of our litigation matters; (6) unexpected early approval of our gaming platform; (7) our loss of existing distributors or our failure to further broaden our distribution channel; (8) a decrease in our research and development expenses; (9) unanticipated changes to applicable tax rates or laws or changes in our tax position; (10) an unanticipated need for additional funds for operating expenses, new business opportunities or other unforeseen events; (11) our inability to successfully enter new markets as a result of regulatory, competitive or other reasons; (12) the uncertainty of the outcome of any pending or threatened litigation; (13) our inability to obtain additional financings through bank borrowings or debt or equity financing at all or on terms that are favorable to us; (14) our inability to protect our intellectual property rights; and (15) the failure of the gaming industry to expand at the rate we expect.

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

Since our inception, we have been a technology innovator in the gaming equipment industry. We helped to define the core concepts of modern gaming technologies including server-based networks, concurrent multi-gaming, cashless gaming, downloadable gaming and, notably, mobile gaming. We continue to focus on research and development and have recently upgraded our fourth generation wireless player terminal to serve as a multi-game platform that enables patrons to play traditional casino games in casino public areas in addition to playing bingo. We also recently introduced and started sales of a new advanced bingo flashboard that utilizes long-life color light emitting diodes instead of conventional incandescent lamps. We intend to continue to introduce other new products for the conventional bingo market segment.

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

We anticipate that at some point we may begin selling our gaming platforms for use in conducting traditional casino games, as an option included into lease contracts. At that time, our revenue may include product revenue from sales of equipment, in addition to our leasing revenue. At such time, our product revenue will be determined by the then current price for our products and our unit-volume sales.

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

During the three months ended September 30, 2006, we incurred $289,162 in legal expenses primarily due to ongoing patent infringement litigation against defendants Planet Bingo, LLC, Melange Computer Services, Inc. and Game Tech, Inc., and additional costs associated with being a public company. Our legal expenses increased substantially in comparison with the $47,163 in legal expenses for the three months ended September 30, 2005. We expect similar or increasing levels of litigation and other legal expenses in the future.

Deferred taxes are primarily the result of differences in tax and financial amortization lives of other assets and differences of property and equipment depreciation.

Results of Operations: Three Months and Six Months Ended September 30, 2006 and September 30, 2005

The following table sets forth our unaudited condensed consolidated results of operations for each of the periods indicated:

	Three Months Ending September 30,				Nine Months Ending September 30,
	2006		2005		2006		2005
Revenues
Sales Revenue	4,075,618	100.0%	3,509,576	100.0%	12,048,954	100.0%	10,981,312	100.0%
Cost of Revenue	534,963	13.1%	563,180	16.0%	1,577,146	13.1%	1,782,030	16.2%
Gross Profit	3,540,655	86.9%	2,946,396	84.0%	10,471,808	86.9%	9,199,282	83.8%

Operating Costs & Expenses
General & Administrative	1,458,483	35.8%	748,352	21.3%	5,406,522	44.9%	2,621,428	23.9%
Sales & Marketing	1,290,877	31.7%	1,071,768	30.5%	3,858,730	32.0%	3,242,038	29.5%
Research & Development	122,600	3.0%	237,890	6.8%	490,824	4.1%	697,862	6.4%
Total Operating Expenses	2,871,960	70.5%	2,058,010	58.6%	9,756,076	81.0%	6,561,328	59.8%
Income from operations	668,695	16.4%	888,386	25.4%	715,732	5.9%	2,637,954	24.0%

Other Income	252,983	6.2%	11,994	0.2%	565,475	4.7%	65,208	0.6%
Interest Expense	(1,859)	(0.0)%	(10,584)	(0.2)%	(12,127)	(0.1)%	(30,457)	(0.3)%
Income Before Taxes	919,819	22.6%	889,796	25.4%	1,269,080	10.5%	2,672,705	24.3%
Provision for income taxes	372,527	9.2%	357,421	10.2%	513,977	4.2%	988,901	9.0%
Net Income	547,292	13.4%	532,375	15.2%	755,103	6.3%	1,683,804	15.3%

Revenues

Sales revenue was $4,075,618 during the three months ended September 30, 2006, compared to $3,509,576 during the three months ended September 30, 2005, an increase of $566,042, or 16.1%. Sales revenue was $12,048,954 during the nine months ended September 30, 2006, compared to $10,981,312 during the nine months ended September 30, 2005, an increase of $1,067,642, or 9.7%. This increase in sales revenue was due primarily to the deployment of additional bingo player units.

For the three months ended September 30, 2006, the net change in our revenue as a result of changes in our customer base was an increase in revenue of $21,797 and the net change in revenue as a result of changes in operations at our existing customer locations was an increase of revenue of $544,244.

Our revenue during the quarter ended September 30, 2006 was derived solely from our bingo business. During the third quarter we did not realize any revenue from the sale or lease of mobile gaming platforms to play traditional casino games, such as keno, poker and slots. We do not expect to generate any such revenue during the remainder of 2006. We cannot sell or lease mobile gaming platforms in Nevada to play traditional casino games until we receive all necessary regulatory approvals to do so.

Costs and Expenses

Cost of revenue. Cost of revenue was $534,963 during the three months ended September 30, 2006, compared to $563,180 during the three months ended September 30, 2005, a decrease of $28,217, or 5.0%. Cost of revenue was $1,577,146 during the nine months ended September 30, 2006, compared to $1,782,030 during the nine months ended September 30, 2005, a decrease of $204,884, or 11.5%. The decrease in cost of revenue was attributable primarily to the decrease in depreciation, installation and maintenance expenses. Specifically, the depreciation cost for the three months ended September 30, 2006 was $445,417 as compared to $445,510 for the three months ended September 30, 2005. Our installation, maintenance and shipping expense also decreased from $117,669 for the three months ended September 30, 2005 to $89,546 for the three months ended September 30, 2006. This decrease was partially attributable to a decrease in the rate of new installations of player units in the nine months ending September 30, 2006 as compared to the nine months ending September 30, 2005. As a result of this overall decrease in costs, our gross margin increased from 84.0% for the three months ended September 30, 2005 to 86.9% for the three months ended September 30, 2006.

General and administrative. General and administrative expenses were $1,458,483, or 35.8% of revenue, for the three months ended September 30, 2006 compared to $748,352, or 21.3% of revenue, for the three months ended September 30, 2005, an increase of $710,131, or 94.9%. General and administrative expenses were $5,406,522, or 44.9% of revenue, for the nine months ended September 30, 2006 compared to $2,621,425, or 23.9% of revenue, for the nine months ended September 30, 2005, an increase of $2,785,097, or 106.2%. This cost increase was associated with our transition from a privately held company to a publicly traded company and was primarily attributable to (a) consulting services provided by Spiegel Partners LLC with a third quarter cost of $96,635, (b) the third quarter costs associated with our compensation of our outside directors in the amount of $24,375, and (c) first and second quarter costs associated with the stock grants to certain of our executives in the amount of $677,881. We expect similar costs for compensation to our outside directors in the remaining quarter of 2006.

The increase in general and administrative expenses was also due in part to additional costs associated with being a public company in an aggregate amount of $46,841 in the third quarter. These additional costs included the cost of director and officer’s insurance, securities filings and additional audit costs. Our litigation and other legal expenses increased from $47,163 during the three months ended September 30, 2005 to $289,162 during the three months ended September 30, 2006 an increase of $241,999 or 513.1%.

Sales and marketing. Sales and marketing expenses were $1,290,877, or 31.7% of revenue, for the three months ended September 30, 2006, compared to $1,071,768, or 30.5% of revenue, for the three months ended September 30, 2005, an increase of $219,109, or 20.4%. Sales and marketing expenses were $3,858,730, or 32.0% of revenue, for the nine months ended September 30, 2006, compared to $3,242,040 or 29.5% of revenue, for the nine months ended September 30, 2005, an increase of $616,690, or 19.0%. This increase was attributable primarily to the expansion of our distribution channel through our distributors. In the future, we expect to have similar changes in sales and marketing expenses in correlation with changes in lease revenue generated through services provided by our distributors.

Research and development. Research and development expenses were $122,600, or 3.0% of revenue, for the three months ended September 30, 2006, compared to $237,890, or 6.8% of revenue, for the three months ended September 30, 2005, a decrease of $115,290, or 48.5%. Research and development expenses were $490,824, or 4.1% of revenue, for the nine months ended September 30, 2006, compared to $697,863, or 6.4% of revenue, for the nine months ended September 30, 2005, a decrease of $207,039, or 29.79%. In compliance with the provisions of FASB No. 86, in view of our achieving the technological feasibility phase in the development of our mobile gaming system in the beginning of the second quarter of 2006, we capitalized $279,947 of our research and development cost for the three months ended September 30, 2006. We anticipate additional capitalization of the cost of developing our gaming platform until the field deployment of our mobile gaming system is achieved.

Provision for income taxes. An income tax provision of $372,527 with an effective tax rate of 40.5% was recorded for the three months ended September 30, 2006, compared to $357,421 with an effective tax rate of 40.2% for the three months ended September 30, 2005, a increase of $15,106, or 4.2%. An income tax provision of $513,977 with an effective tax rate of 40.5% was recorded for the nine months ended September 30, 2006, compared to $988,901 with an effective tax rate of 37.0% for the nine months ended September 30, 2005, a decrease of $474,924, or 48.0%. This decrease was primarily due to a decrease in taxable income during the nine months ended September 30, 2006. The temporary increase in the effective tax rate reflects the effect of executive bonuses granted in connection with our initial public offering.. In the next quarter, we anticipate having a similar effective tax rate for the reasons discussed above.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily with revenue generated from the leasing of our bingo products. In January 2006 we successfully completed our initial public offering of our common stock. As of September 30, 2006, our principal sources of liquidity were cash and cash equivalents of $25,497,334 and accounts receivable net of allowance for doubtful accounts of $1,312,805. We anticipate that our leasing revenue, which is our principal source of revenue today, will be sufficient to fund our operating expenses in the short term. Long term cash is expected to be generated from existing operations and also through selling or leasing of our products in new markets.

We expect to incur significant additional expenses in connection with the procurement of equipment and components and the manufacture of additional stationary and wireless player terminals to take advantage of business opportunities. We anticipate that these expenses will consume a substantial portion, if not all, of our recurring lease revenues. Except to the extent we become obligated under supply contracts that we enter into to procure equipment and components, our fixed payment commitments are limited to our facilities lease and the remaining payments incurred in connection with becoming the 100% owner of Millennium ($99,378 in the aggregate). Payments to Spiegel Partners, LLC for advisory services ended in July 2006, and the remaining balance of the long term debt associated with an acquisition of Millennium was fully repaid in November of 2006.

We believe that our cash flow from operations and cash on hand will be adequate to meet our anticipated requirements for working capital and capital expenditures for the next 12 months and for the foreseeable future. However, we may need to raise additional funds if our estimates of anticipated liquidity needs are inaccurate or if we need additional cash for new business development opportunities or other unforeseen events. Although no additional financing is currently contemplated, we may seek, if necessary or otherwise advisable, additional financing through bank borrowings or public or private debt or equity financings. Such additional financing, if necessary, may not be available to us, or, if available, may not be on terms favorable to us. The terms of any financing that we obtain in the future may impose limitations on our operations and management structure.

Summary of Condensed Consolidated Statements of Cash Flow

	Nine Months Ended September 30,
	2006	2005
Net cash provided by operating activities	3,678,682	3,158,111
Net cash used in investing activities	(2,670,465)	(1,123,287)
Net cash provided by (used in) financing activities	23,977,600	(535,840)
Net increase in cash and cash equivalents	24,985,817	1,498,984
Cash and cash equivalents, beginning	511,517	1,379,925
Cash and cash equivalents, ending	25,497,334	2,878,909

Operating Activities

For the nine months ended September 30, 2006, net cash provided by operating activities was $3,678,682, resulting from net income of $755,103, a depreciation and amortization non-cash contribution of $1,696,974, a non-cash contribution of stock for services in the amount of $1,099,857 and a change in operating assets and liabilities of $126,748. For the nine months ended September 30, 2005, net cash provided by operating activities was $3,158,111, resulting from net income of $1,683,804, depreciation and amortization of $1,809,560 and change in operating assets and liabilities of $(335,253). The increase in net cash provided by operating activities during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was primarily due to stock issued for services.

Investing Activities

For the nine months ended September 30, 2006, $2,670,465 of net cash was used for investing activities, with $1,140,195 being used to fund the manufacture of additional equipment for lease to our customers and the balance spent on other capital expenditures, including $937,667 for the expansion of our manufacturing base.

For the nine months ended September 30, 2005, $1,123,287 of net cash was used for investing activities, with $919,619 being used to fund the manufacture of additional equipment for lease to our customers and the balance spent on other capital expenditures primarily attributable to an expansion of our manufacturing base.

Financing Activities

Net cash raised through financing activities consists of the $24,414,717 raised from the sale of our stock in our initial public offering.

For the nine months ended September 30, 2005, $535,840 of net cash was used for financing activities, with $415,840 used for payments on a non-compete agreement.

The increase in our financing activities between the period ended September 30, 2006 and the period ended September 30, 2005 is due to the initial public offering completed in January 2006.

Off-Balance Sheet Arrangements

As of September 30, 2006, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

We are also subject to significant credit risk resulting from the fact that a significant portion of our accounts receivable are owed to us by relatively few of our customers. One customer made up 28.7% and 32.0% of rental revenues for the nine months ended September 30, 2005 and 2006, respectively. Furthermore, one other customer made up 8.1% and 10.4% of the rental revenues for the nine months ended September 30, 2005 and 2006, respectively. If these few customers fail to perform their obligations to us, we may lose a significant portion of our revenue.

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of September 30, 2006 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006 our disclosure controls and procedures were effective to enable the company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting identified in management’s evaluation during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

  PART II OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

We continue to pursue a patent infringement lawsuit against two of our competitors, Planet Bingo, LLC and its presumed subsidiary Melange Computer Services, Inc. The lawsuit involves two of our patents. We allege that one of our patents is being infringed by both defendants and the other patent is being infringed by Planet Bingo, LLC only. We filed this action in May 2004 in the United States Federal Court, District of Nevada. We are seeking unspecified monetary damages and injunctive relief. The defendants have counter-claimed that our patents are invalid and one of the defendants, Planet Bingo, LLC, has alleged that our operations infringe on one of its own patents. The patent that Planet Bingo, LLC alleges that we have infringed has been invalidated by a Federal District Court in unrelated litigation. This decision is on appeal. If either of the counter-claims is successful, our patents may be invalidated, or limited in scope, or we may be forced to modify or discontinue some of our operations or pay substantial damages.

In late March 2006 we filed a lawsuit in the United States District Court of Nevada against GameTech International Incorporated and its subsidiary, GameTech Arizona Corporation. We allege that GameTech has violated the Racketeering Influenced and Corrupt Organization Act (“RICO”) and the Lanham Act by manufacturing, distributing, selling and advertising gaming devices without first complying with Nevada gaming laws.

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

ITEM 1A. RISK FACTORS

The risk factors set forth below captioned “If our existing product does not comply fully, or at all, with the mobile gaming regulations…”, “Our failure to obtain approvals for our mobile gaming platform under the regulations promulgated under the Nevada Mobile Gaming Law…”, “Changes in technology or our inability to introduce new, commercially viable products…”, “Economic downturns or a decline in the popularity of gaming…”, “A governmental shutdown of a gaming regulatory body…”, “We operate our business in regions subject to natural disasters …”, “Casinos draw a significant percentage of their customers from…”, “Our common stock has only been publicly traded since…” and “We do not intend to pay dividends in the future.” are new or have been modified from prior versions of these risk factors set forth in our Annual Report on Form 10-K for the period ended December 31, 2005.

Risks Relating to Our Business

If our existing product does not comply fully, or at all, with the mobile gaming regulations, we may incur substantial additional research and development expenses or fail to execute our growth strategy.

The regulations require that our mobile gaming systems be approved by the Nevada Gaming Commission before we may distribute these systems to Nevada casinos. The Nevada Gaming Commission may impose significant requirements on the functionality or design of mobile gaming systems that may be manufactured, distributed or operated in Nevada. To the extent that our existing mobile gaming platform may not comply with such requirements, we would need to undertake additional research and development activities that may be costly, time consuming or require the procurement of components that are scarce in supply. Despite undertaking additional research and development activities, we may not be able to design or develop a mobile gaming platform that complies with the standards and Policies adopted by the Nevada Gaming Commission , in which case we would be unable to manufacture, distribute or operate wireless player terminals that enable casino players to play traditional casino games in the public areas of gaming establishments permitted under the Nevada Mobile Gaming Law, and therefore be unable to fully execute our growth strategy.

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

Our success depends to a significant degree upon protecting our intellectual property rights. We hold two United States patents relating to our products and corresponding patents in certain foreign countries. Of the two patents one expires in 2010 and one expires in 2012. The patents that we own now or in the future may not provide us with significant competitive advantages or may be impaired by challenges to the validity or enforceability of such patents. For example, in the past the validity of one of our patents has been repeatedly challenged, and its scope is currently being challenged in court along with the scope of another patent we recently acquired. Others may independently develop similar or more advanced technologies or products or design around aspects of our technology that may be patented.

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

We operate our business in regions subject to natural disasters and other severe catastrophic events, including hurricanes. We have suffered casualty losses as a result of natural disasters, and any disruption to our business resulting from natural disasters will adversely affect our revenue and results of operations.

The strength and profitability of our business depends on player demand for our products at gaming establishments. The impact of natural disasters, the outbreak of infectious diseases and other factors affecting discretionary consumer spending could negatively affect gaming activity and consequently, the demand for and use of our products at affected gaming establishments. Disruptions of gaming establishment operations, as a result of natural disasters and other catastrophic events beyond our control, would also reduce the number of gaming establishments that offer our products. For example, we anticipate that our revenue and results of operations in Louisiana will decline in 2006 as a result of Hurricane Katrina. During the hurricane season of 2005, we had a decrease in revenues from operations in Louisiana of approximately $132,000 and anticipate that 2006 revenues will be negatively affected by approximately $155,000. Although we cannot predict the extent of any such decline, any interruption to our business resulting from Hurricane Katrina, or other natural disaster, will adversely affect our revenue and results of operations.

We operate our business primarily through gaming platforms, including wireless and stationary player terminals, cashier-based POS terminals and self-service POS kiosks, used by players at gaming establishments and bingo halls. Accordingly, a substantial portion of our physical assets are in locations beyond our direct control, including areas of the Gulf Coast that are prone to damage as a result of hurricanes. We may suffer a loss of equipment as a result of hurricanes. Our insurance may not be adequate to recover our losses from hurricanes or any other natural disaster. More generally, our business may also be adversely affected by any damage to or loss of equipment that we install at gaming establishments resulting from theft, vandalism, terrorism, flood, fire or any other natural disaster. The amounts that our customers pay to us are based on usage of our devices. Accordingly, reduced usage results in reduced payments to us. Although the revenue we generate from our gaming devices may decline as a result of a natural disaster, our contracts do not generally provide our customers with the right to terminate their contracts with us as a result of a natural disaster.

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
31.1*
Certificate of Yuri Itkis, Chief Executive Officer of FortuNet, Inc. dated November 14, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certificate of William R. Jacques, Jr., Chief Financial Officer of FortuNet, Inc. dated November 14, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*
Certificate of Yuri Itkis, Chief Executive Officer of FortuNet, Inc. and William R. Jacques, Jr., Chief Financial Officer of FortuNet, Inc. dated November 14, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

——————

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

Date: November 14, 2006