Form 10-K
period 2006-12-31
Fortunet, Inc.
filed 2007-03-21
CIK 1337899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:___________ to ___________
Commission file number: 000-51703
FortuNet, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	88-0252188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2950 South Highland Drive, Suite C Las Vegas, Nevada 89109
(Address of principal executive offices including Zip Code)
Registrant’s telephone number, including area code: (702) 796-9090

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☒No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes  ☒No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes  ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes  ☒No
As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiilates was approximately $47,385,000 (based on a closing sale price of $16.20 per share as reported by the Nasdaq Global Market). Shares of common stock beneficially held by executive officers and directors and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 11,351,612 shares of the registrant’s common stock issued and outstanding as of March 15, 2007.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2007 are incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Form 10-K.

FORTUNET, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Annual Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Annual Report include, without limitation, our statements that:

(A) in Item 1, (1) if we obtain the necessary approvals, we will begin marketing our wireless gaming platform to Nevada gaming establishments, most likely commencing with casinos with bingo halls where our mobile gaming platforms are already in use for playing bingo games; (2) we believe the addition of traditional casino games to our mobile platform will increase these casino operators’ revenues; (3) we expect to subsequently expand our marketing to additional Nevada gaming establishments that may be attracted to our mobile gaming platform by the potential of new gaming revenues generated in the auxiliary gaming and peripheral public areas of gaming establishments where playing of traditional casino games, such as poker, keno and slots, was previously not available; (4) we expect to subsequently expand marketing efforts for our wireless gaming platform beyond Nevada; (5) we intend to market our mobile casino gaming platforms under the WIN-WIN brand name; (6) we anticipate deploying our WIN-WIN platforms in Nevada casinos as soon as possible upon obtaining the required product approvals from the Nevada gaming authorities; (7) our wireless player terminals may stimulate players to play longer and will, in essence, expand the casino floor to auxiliary gaming and peripheral public areas while simultaneously reducing energy and labor costs; (8) we believe that our current facility is adequate for manufacturing sufficient volume of mobile gaming products to satisfy the initially anticipated demand; (9) we believe that wide acceptance of our mobile bingo gaming platform in Nevada will allow us to succeed in the emerging Nevada mobile gaming market for playing traditional casino games; (10) we believe the combination of the positive experiences of our casino customers and their patrons with our ability to maintain the security and integrity of our mobile gaming platform will be an essential marketing advantage for us as the Nevada mobile gaming market develops; (11) we are planning to deliver traditional casino games on our mobile gaming platform to our existing customer base, Nevada bingo halls, where we already have a presence and a substantial player affinity; (12) we believe that bingo players will embrace the opportunity to play traditional casino games on the same wireless player terminals on which they already play bingo; (13) we are planning to gradually introduce a variety of new games along with the existing traditional casino games; (14) we plan to expand our sales by deploying our wireless gaming systems in both the auxiliary gaming and peripheral public areas of gaming establishments; (15) we are planning to aggressively market our mobile gaming platform not only as a new revenue generating solution for auxiliary gaming and peripheral public areas of gaming establishments but also as a new marketing tool aimed to attract bingo players to gaming establishments that have not historically offered bingo; (16) assuming that other gaming jurisdictions enact laws, regulations and regulatory licensing requirements like those enacted in Nevada, that we comply with such regulatory requirements and that we are successful in the emerging Nevada mobile gaming market, we expect that we will be successful in penetrating gaming jurisdictions outside of Nevada; (17) we plan to increase our sales efforts outside of Nevada and to aggressively market our mobile gaming products worldwide; (18) we anticipate that casino markets will continue to be highly regulated, have stringent product requirements and high system integrity and security requirements as the Nevada mobile gaming market develops; (19) in the emerging mobile gaming market, we expect to encounter competition from new entrants who seek to meet these market requirements; (20) we expect to continue to emphasize the research and development aspect of our business; (21) as the mobile gaming market develops in Nevada, we anticipate selling or leasing our mobile gaming platform products to a broader group of casino operators in Nevada and in other jurisdictions if mobile gaming is approved in these jurisdictions and the operation of our mobile gaming devices is specifically approved in these jurisdictions, and (22) we intend to seek the necessary licenses, approvals and findings of suitability for our products and our personnel in other jurisdictions where there is an opportunity to market our products;

(B) in Item 1A, (23) our future success depends to a significant degree on the skills, experience and efforts of our key personnel; (24) our future success depends upon our ability to attract, train and retain key marketing personnel and key managers as we further develop our products and as we enter new markets and expand in existing markets; (25) we expect competition to increase and intensify as the market for mobile gaming devices develops; (26) we expect fierce competition from multiple large competitors dominating their respective markets in our expansion efforts, such as Aristocrat Leisure, Ltd., International Game Technology, Alliance Gaming Corporation, WMS Gaming Inc. and Shuffle Master, Inc., that may enter the market for mobile gaming devices; (27) initially, we intend to offer our customers equipment lease agreements under which we will lease our wireless gaming terminals and the associated equipment; (28) we expect to enter into agreements with customers that operate casinos and bingo halls in more than one location; (29) we anticipate that our agreements with multi-location customers will provide that the customer will be responsible for providing, at its expense, a dedicated high-speed computer network connection between our server-based gaming systems in the various locations operated by the customer to a remote central gaming server supporting such systems; (30) we expect to spend substantial amounts on research and development; (31) we expect, as needed, to continue to make a significant investment in product development; (32) to manage any future growth effectively, we will have to expand our management team, integrate new personnel and augment our marketing and production capabilities; (33) to rapidly produce large volumes of wireless gaming terminals, we will have to formulate and implement design, production planning, manufacturing and quality assurance plans that are unlike those we have used in the past; (34) when legally permitted, we intend to provide mobile gaming platforms to enable players to play traditional casino games using our wireless player terminals in Nevada; and (35) we expect a substantial portion of our future growth to result from the general expansion of the gaming industry;

(C) in Item 3, (36) we believe that the final resolution of any of the threatened or pending litigation described above, individually or in the aggregate, is not likely to have a material adverse effect on our business, cash flow, results of operations or financial position;

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

We believe that our field-proven mobile gaming platform is in compliance with the regulations promulgated under Nevada’s new mobile gaming law, AB 471, or the Nevada Mobile Gaming Law, as adopted by the Nevada Gaming Commission on March 23, 2006. We submitted our wireless gaming platform for review by the Nevada gaming authorities in 2006.

If we obtain the necessary approvals, we will begin marketing our wireless gaming platform to Nevada gaming establishments, most likely commencing with casinos with bingo halls where our mobile gaming platforms are already in use for playing bingo games. We believe the addition of traditional casino games to our mobile platform will increase these casino operators’ revenues. We expect to subsequently expand our marketing to additional Nevada gaming establishments that may be attracted to our mobile gaming platform by the potential of new gaming revenues generated in the auxiliary gaming and peripheral public areas of gaming establishments where playing of traditional casino games, such as poker, keno and slots, was previously not available. We expect to subsequently expand marketing efforts for our wireless gaming platform beyond Nevada.

We currently own and lease to our customers an inventory of third- and fourth-generation wireless and stationary player terminals, marketed under the BingoStar® brand name, that are deployed in casinos and bingo halls in 27 jurisdictions in North America, including Nevada casinos operated by several major casino operators. We derive essentially all of our revenue from leasing our gaming platform to our customers. Our contracts are typically based on a fixed fee per use per bingo session, a fixed weekly fee per player terminal or a percentage of the revenue generated by each player terminal.

We were incorporated in Nevada in 1989. In 1993, we were licensed as a gaming equipment manufacturer and distributor by the Nevada Gaming Commission. In 1994, we received Nevada regulatory approval for our server-based, concurrent multi-gaming, video gaming network, Mega Fortune®. In 2003, we were granted an Operator of Inter-Casino Linked Systems, or OILS, license by the Nevada Gaming Commission. The OILS license permits us to operate progressive jackpot linked casino games offered simultaneously at a number of participating casinos. In September of 2006, we were granted an Operator of Mobile Gaming Systems license by the Nevada Gaming Commission.

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

BingoStar Electronic Gaming Platform

Our BingoStar platform of integrated, multi-game, multi-player wireless and stationary player terminals allows patrons to play over 4,000 bingo cards with the option of concurrently playing entertainment games, such as solitaire. Our BingoStar platform enables many variations of bingo, including fast-paced 30-number bingo, 90-number British-style bingo, bonanza bingo, pari-mutuel bingo, progressive-jackpot bingo, Class-II slot-style bingo and multi-site linked bingo. BingoStar enables automatic and semi-automatic daubing of players’ electronic bingo cards that facilitates playing of numerous bingo cards in each bingo game, yielding higher revenues for bingo hall operators.

We have developed several proprietary sets of electronic bingo cards for generic and custom applications, such as bonanza bingo games and double-action bingo games. No card in our sets duplicates any card in any commercial set of paper bingo cards known to us. In addition, our wireless and stationary player terminals are capable of storing in electronic format complete facsimiles of third-party commercial sets of paper bingo cards. As a result, our player terminals can monitor both paper and electronic bingo cards.

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

Accounting and Inventory Management System (AIMS)

Our gaming platform includes a comprehensive accounting and inventory management software package marketed under the brand name AIMS. Our AIMS software is a distributed software package running on our central game file servers and POS terminals. The AIMS software package runs in a mixed Windows-XP and Linux environment and is an assembly of numerous functional modules, each addressing the specific management needs of casinos and bingo halls. For example, AIMS includes a comprehensive player tracking module that analyzes and reports players’ spending and automatically issues electronic coupons that provide players with incentives to play multiple bingo sessions. AIMS also automatically tracks in real time the inventory of bingo packs as they are sold through POS terminals or directly on the gaming floor. In addition, AIMS automatically computes all payouts owed to bingo players and accrues progressive prizes, including the reserve accounts for the prizes. Because AIMS includes data exporting and importing modules that are fully compatible and integrated with commercial casino management packages running on casino mainframes, AIMS delivers full transparency into the operational results of our gaming platform to casino management.

WIN-WIN Mobile Gaming Platform

We intend to market our mobile casino gaming platforms under the WIN-WIN brand name. These platforms are comprised of our central game file servers, gaming software, wireless player terminals and POS terminals and POS kiosks operated through our wireless communication technology, as described below. We anticipate deploying our WIN-WIN platforms in Nevada casinos as soon as possible upon obtaining the required product approvals from the Nevada gaming authorities.

Redundant Central Game File Servers

The central game file server of our gaming platform is where bingo and traditional casino games are actually conducted. Game outcomes are then displayed on our wireless and stationary player terminals. Our redundant central game file servers are internally developed, PC-compatible computers equipped with non-modifiable and verifiable memory circuitry that we believe complies with Nevada’s gaming device standards. Our central game file servers run on the reliable Linux operating system and facilitate the concurrent playing of multiple types of bingo games along with traditional casino games. In addition, our central game file servers generate all random factors that determine the outcomes of the games played. The central game file servers also generate unique, disposable encryption and authentication keys that are downloaded into the wireless player terminals and redundantly preserve game and financial transaction histories.

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

Wireless Player Terminals

Our wireless player terminal is a key component of the FortuNet gaming platform. It reflects many years of research and development in the areas of wireless technology, communication security, software and hardware architecture, and ergonomic user interface design. While available in a variety of models and formats including smaller, monochrome units, the current models of our wireless player terminals are fourth generation products that incorporate either an 8.40 inch color liquid crystal display and measure 9.75 inches long by 2.00 inches wide and are 8.13 inches tall or 10.4 inch color liquid crystal display and measure 9.5 inches long by 0.6 inches wide and are 8.25 inches tall. The wireless player terminals are equipped with fast-recharge battery circuitry and sustain continuous operation for at least 12 hours.

Our color wireless player terminals are capable of playing not only bingo but also traditional casino games. If required approvals are obtained, our wireless player terminals will allow players to play traditional casino games anywhere within permitted public areas of the casino. By providing a means to play in a comfortable environment, our wireless player terminals may stimulate players to play longer and will, in essence, expand the casino floor to auxiliary gaming and peripheral public areas while simultaneously reducing energy and labor costs.

We believe that our mobile gaming platform meets the standards established by the Nevada Gaming Commission for mobile gaming devices, as well as many of the standards for conventional slot machines. In particular, our internal testing indicates that our wireless player terminal can withstand a 23,000 volt electrostatic discharge, the standard that is required of slot machines. It is also equipped with tamper-evident features and alarms that render the unit inoperable following a tampering event.

Stationary Player Terminals

Our stationary player terminals are secure PC-compatible computers equipped with high-resolution, 15 inch flat liquid crystal color touch screens and are available in different formats, such as slant-top, upright, coin-operated and cashless ultra-thin video terminals. These high end terminals allow players to watch and listen to close-circuit television programs in adjustable picture-in-picture windows while playing bingo or traditional casino games. Our stationary player terminals are housed in custom-made metal, slot-machine-like cabinets. Our stationary player terminals run essentially the same software as our wireless player terminals.

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

Both POS configurations have optional features, such as the ability to accept credit cards where permitted by law. The kiosk is configurable to dispense bills, coins or redeemable bar-coded vouchers and is also configurable to include a charger rack housing wireless player terminals. In jurisdictions other than Nevada, the kiosk also optionally houses the central file server that operates games on the wireless player terminals dispensed from the kiosk. With optional wheels, a mobile kiosk can be transported to different multi-use facilities, such as theaters. The kiosk incorporates a player-operated touch screen that doubles as an advertising channel when the kiosk is not in use. The kiosk’s internal systems are securely locked and alarmed and are accessible only to authorized personnel who must identify themselves with a magnetic stripe user card and a password entered on the kiosk touch screen.

Because self-service kiosks do not require cashiers, they can yield operators significant savings in labor costs. In addition, kiosks shorten the waiting lines, especially in bingo halls, and free more time for the patrons to play casino games.

Internally Developed, Secure and Reliable Wireless Communication Technology

Our mobile casino gaming platform uses our internally developed, fast-response, secure, bi-directional spread-spectrum and narrow-band RF communication hardware and software for wireless communications. Our communication hardware and software offer reliable and secure data delivery to and from our wireless player terminals, even in the noisy environments characteristic of modern casinos that are saturated with cellular telephones and security radio telephones. We use disposable downloadable encryption and authentication keys to prevent hacking of our RF channels.

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

Our mobile gaming platform can detect and automatically terminate operations on the wireless player terminals when they are taken beyond permitted areas by automatically destroying the encryption and authentication keys. Our wireless player terminals are also equipped with player identification circuitry to, among other things, prevent under-age gaming.

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

Upon receipt of ordered parts and subassemblies, we assemble the finished products at our facility in Las Vegas. We believe that our current facility is adequate for manufacturing sufficient volume of mobile gaming products to satisfy the initially anticipated demand. Currently, we operate only one work shift. However, we can add up to two extra work shifts at our current facility.

Competitive Advantages

We are an established and profitable company with field-proven products that are popular in gaming establishments throughout the United States, including major gaming establishments in Nevada. Our technological advantages include a flexible multi-game, multi-player gaming platform incorporating a secure authenticated wireless communication technology that we believe will be important for success in the emerging mobile gaming market. We believe that our four Nevada non-restricted gaming licenses, including our recently granted Operator of Mobile Gaming Systems license, which are essentially prerequisites for manufacturing, distributing and operating gaming devices in Nevada, give us a time advantage over the potential new entrants into the emerging mobile gaming market in Nevada.

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

Our gaming platform incorporates internally developed wireless security and authentication hardware and software for communication between our servers and wireless player terminals, which we believe is beneficial in meeting the requirements of the Nevada mobile gaming regulations as adopted. While serving our customer base, we accumulated real-world experience with the challenges of secure data delivery to and from our wireless player terminals, even in the noisy RF environments characteristic of modern casinos. In addition, our wireless communication technology incorporates perimeter control and player authentication features that automatically shut down any wireless player terminal taken beyond permitted public areas and allow for periodic or on-demand verification of the identity of the player. We believe the combination of the positive experiences of our casino customers and their patrons with our ability to maintain the security and integrity of our mobile gaming platform will be an essential marketing advantage for us as the Nevada mobile gaming market develops.

Four existing non-restricted Nevada gaming licenses that allow us to manufacture, distribute and operate gaming devices including mobile gaming devices.

Having a non-restricted Nevada distributor gaming license is a prerequisite for distributing gaming products in the state of Nevada. In addition to having such a license, we also have non-restricted Nevada gaming license to manufacture gaming devices. These existing licenses allow us to serve Nevada’s existing mobile bingo gaming market and the emerging mobile casino market. The Nevada Gaming Commission has also granted us an Operator of Inter-Casino Linked Systems, or OILS, license, which permits us to operate multi-site games that link several casinos into a wide area progressive jackpot. In September of 2006, we were also granted an Operator of Mobile Gaming Systems license by the Nevada Gaming Commission. Entrants that hope to serve the mobile gaming market enabled by the Nevada Mobile Gaming Law must have, or obtain, non-restricted gaming licenses to serve the Nevada market. Obtaining such licenses is costly, lengthy process that entails rigorous levels of corporate due diligence and in-depth scrutiny of officers and, in some cases, directors of the companies applying for such licenses.

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

Market bingo and traditional casino games on our mobile gaming platform for use in auxiliary gaming areas and subsequently market our mobile gaming platform for use in peripheral public areas of Nevada casinos.

We plan to expand our sales by deploying our wireless gaming systems in both the auxiliary gaming and peripheral public areas of gaming establishments. Currently, casino operators derive limited gaming revenues from these areas. We believe casino operators would be interested in generating additional revenue from these auxiliary gaming and peripheral public areas and will be receptive to our mobile gaming platform. Accordingly, we are currently marketing our mobile gaming platform to gaming establishments by promoting our products as an efficient means for offering casino games and bingo in these underutilized spaces.

Currently, very few casinos offer bingo to their patrons because of the high real estate and operational costs associated with having dedicated bingo halls. Our mobile gaming technology enables casinos to offer players a virtual bingo hall without the high cost of maintaining a dedicated bingo hall. Accordingly, we are planning to aggressively market our mobile gaming platform not only as a new revenue generating solution for auxiliary gaming and peripheral public areas of gaming establishments but also as a new marketing tool aimed to attract bingo players to gaming establishments that have not historically offered bingo.

Expand marketing efforts beyond Nevada.

We believe there are significant business opportunities for mobile gaming products not only in Nevada but also in many other domestic and foreign gaming jurisdictions. Currently, Nevada is the first and the only jurisdiction to enact legislation authorizing mobile gaming for traditional casino games. However, many gaming jurisdictions tend to follow Nevada’s lead concerning gaming laws and regulations. Assuming that other gaming jurisdictions enact laws, regulations and regulatory licensing requirements like those enacted in Nevada, that we comply with such regulatory requirements and that we are successful in the emerging Nevada mobile gaming market, we expect that we will be successful in penetrating gaming jurisdictions outside of Nevada. Accordingly, we plan to increase our sales efforts outside of Nevada and to aggressively market our mobile gaming products worldwide.

Competition

We experience intense competition from a number of established suppliers of gaming equipment to the bingo market and the casino market. Many of our competitors have longer operating histories, long-standing relationships with gaming establishments and suppliers, greater name recognition and greater financial, technical and marketing resources than we do. As a result, our competitors may have substantial competitive advantages over us. Additionally, the casino market is characterized by a cautious attitude toward the reliability and security of emerging wireless gaming platforms, creating additional marketing challenges for us. We may not be able to exploit new or emerging technologies, adapt to changes in customer requirements more quickly than our competitors or devote the necessary resources to the marketing of our products and services. See “Item 1A. Risk Factors.”

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

In addition to Video King and GameTech, a number of other companies compete in the electronic bingo market including the recently merged Planet Bingo, LLC and Melange Computer Services, Inc., Blue Dog, Inc., Electronic Gaming Solutions, Inc. and California Concepts, Inc. Many of our bingo market competitors offer stationary and portable bingo player terminals. We are not aware of any competitors with an installed base of bi-directional wireless player terminals and only a few of them currently deliver any wireless technology. Our competitors’ existing one-way RF communication technology may limit their ability to offer more advanced versions of bingo or traditional casino games, such as keno, slots and poker on a wireless player terminal.

Emerging Mobile Gaming Market

The casino markets are highly regulated, have stringent product requirements and high system integrity and security requirements. We anticipate that these factors will continue to pertain as the Nevada mobile gaming market develops. In the emerging mobile gaming market, we expect to encounter competition from new entrants who seek to meet these market requirements.

Cantor Fitzgerald LP, a large financial services company that already offers wireless sports betting in the United Kingdom, is expected to seek Nevada’s approval for its technology. At least two other gaming technology companies, Chimera Technology Corp. and Diamond I, Inc. have announced their strong interest in the emerging mobile gaming market. Although we expect these and other companies to be attracted to the potentially lucrative Nevada mobile gaming market, we believe it will be difficult for such companies to fully meet the market’s requirements. For instance, obtaining Nevada gaming licenses can be difficult, costly and time consuming. Also it can be difficult to gain market recognition in the very demanding Nevada gaming market. Lastly, some of these companies have indicated that they plan to use off-the-shelf personal digital assistants as their wireless gaming terminals. We question whether such products can achieve regulatory and market acceptance.

In addition, large gaming equipment manufacturers in the Nevada slot machine market, including Aristocrat Leisure, Ltd., Alliance Gaming Corporation and WMS Gaming Inc., may also attempt to enter the emerging mobile gaming market. At least three well established gaming equipment manufacturers, International Game Technology, or IGT, Shuffle Master, Inc., and Progressive Gaming International Corporation have expressed interest in entering the emerging mobile gaming market. These companies are much larger than we are and are well entrenched in the existing gaming market. The United States gaming equipment market has historically been dominated by IGT, currently the largest gaming equipment manufacturer in the world. However, we are not aware of any mobile gaming devices being field tested by these companies with a possible exception of Progressive Gaming International Corporation, which is currently field testing wireless sports wagering terminals that may be viewed by some as mobile gaming terminals, even though such sports wagering terminals are not considered to be gaming devices under the existing Nevada statutes and regulations.

Finally, traditional casino operators may attempt to enter the emerging mobile gaming markets themselves. Most of these companies are much larger than we are and have greater resources than we do.

Research and Development

Since our inception in 1989, we have continuously developed innovative gaming and entertainment products for our customers. We have internally developed all critical aspects of our gaming platform and have outsourced only the volume manufacturing of parts and subassemblies. We design all of our software, including all of our source code and all of our user interfaces and graphic art for our player terminals. We also design all of our hardware, including both electronic and mechanical components, all printed circuit board diagrams and layouts, and all 3D and 2D mechanical drawings for all our plastic and metal parts. We expect to continue to emphasize the research and development aspect of our business. Research and development costs for the year ending December 31, 2006 were $648,463.

Customers

Currently, our customers are bingo hall operators in the commercial casino, tribal casino and charitable bingo markets. As the mobile gaming market develops in Nevada, we anticipate selling or leasing our mobile gaming platform products to a broader group of casino operators in Nevada and in other jurisdiction if mobile gaming is approved in these jurisdictions and the operation of our mobile gaming devices is specifically approved in these jurisdictions.

We have a broadly diversified and geographically dispersed customer base. Sales to charitable organizations in Texas represented approximately 33% of our revenues during 2006. Sales to entities affiliated with the Gila River Indian Community represented approximately 4% of our revenues during 2006.

Sales, Marketing and Distribution

Except where we are contractually or statutorily prohibited from doing so, we market our products to customers through direct and indirect channels. Our direct channel consists of our own marketing efforts as well as marketing through Millennium, our wholly-owned subsidiary.

We also distribute our products to our customers through our indirect channel consisting of a network of authorized distributors, operating in the United States, Canada, the United Kingdom and Australia. Our distributor agreements typically have one-year initial terms with successive one-year automatic renewals. Our distributors provide valuable services to our customers, including immediate on-site customer support. During 2006, sales through our single-largest distributor, K&B Sales Incorporated, doing business as Good Time Bingo, represented approximately 33% of our revenues. During 2006, sales through Atlantic Bingo Supply, Inc., another of our distributors, represented approximately 11% of our revenues.

The profit margins from the distributor facilitated accounts are lower than the profit margins typical for our direct accounts because the latter do not involve any commissions paid to distributors. We are focused on strengthening our direct account sales and marketing capability, which we believe will result in a rising proportion of higher margin direct house accounts.

We generate a significant amount of our revenue from domestic customers. During 2004, 2005 and 2006, our domestic revenues were 98%, 98% and 98%, respectively. During 2004, 2005 and 2006, our international revenues were 2%, 2% and 2%, respectively.

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

Intellectual Property

With the expiration of one of our patents in August of 2006, we hold two United States patents expiring in 2010, which relates to a lottery-type wagering game, and one United States patent expiring in 2012, which relate to a magnetic bingo board. We do not rely on any licensing revenue related to any of these patents. We have also filed additional patent applications that are currently pending in the United States Patent and Trademark Office.

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

Nevada Regulation

The Nevada Mobile Gaming Law

On June 6, 2005, Nevada enacted the Nevada Mobile Gaming Law. This law enabled the Nevada Gaming Commission, with the advice and assistance of the Nevada Gaming Control Board, to promulgate regulations governing the operation of mobile gaming and the licensing of operators, manufacturers and distributors of mobile gaming equipment and systems in Nevada. Before adopting the regulations, the Nevada Mobile Gaming Law required the Nevada Gaming Commission to determine that mobile gaming systems could be operated in compliance with all applicable laws, be secure and reliable and provide reasonable assurance that gaming devices would be operated only by players of lawful age and only in approved areas. These determinations were made and the final regulations under the Nevada Mobile Gaming Law were adopted on March 23, 2006.

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

Individual Licensing Requirements

The Nevada gaming authorities may investigate any individual who has a material relationship to, or material involvement with, us in order to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Individual licensing is not a prerequisite to become an officer of our company, but the person becoming an officer must apply for individual licensing within 30 days of becoming an officer. Currently, Yuri Itkis, Boris Itkis, Jack Coronel and William R Jacques Jr. are licensed. Licensing is not a prerequisite to become a director of FortuNet and we do not anticipate that any of our independent directors will be required to be licensed as a result of serving as a director. The Nevada gaming authorities may deny any application for any cause they deem reasonable. Granting of an individual license requires a concomitant determination of suitability of the applicant. A finding of suitability and grant of an individual license requires submission of detailed personal and financial information, followed by a thorough investigation. An applicant for licensing or a finding of suitability must pay for all the costs of the investigation. We reimbursed our employees for the cost of seeking and maintaining licenses obtained at our request, including Yuri Itkis, Boris Itkis, Jack B. Coronel and William R. Jacques, Jr. Changes in licensed positions must be reported to the Nevada gaming authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada gaming authorities may disapprove a change in a corporate position, such as a change in job title or substantive job responsibilities.

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

Our Chief Executive Officer and Chairman, Yuri Itkis, and our Chief Technical Officer, Boris Itkis, and our Chief Marketing Officer, Jack Coronel, and our Chief Financial Officer, William R Jacques Jr., who have been found suitable by various gaming authorities. If a gaming authority in any jurisdiction fails to find any of our officers, directors or significant stockholders suitable, we may be prohibited from leasing, licensing or selling our products in that jurisdiction. We are unaware of any facts or circumstances that would categorically prevent a gaming authority from finding any of our officers, directors or significant stockholders suitable.

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

Fees and Taxes

We pay license fees and taxes computed in various ways depending on the type of gaming or activity involved. These fees and taxes, depending upon their nature, are payable monthly, quarterly or annually and are based upon either a percentage of the gross revenues received or the number of gaming devices operated. Annual fees are also payable to the State of Nevada for renewal of our manufacturers and distributors licenses, OILS license and our Mobile Gaming license. Our cost of fees and taxes for the years ending 2004, 2005 and 2006 were $97,503, $91,410 and $87,515 respectively.

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

Employees

As of December 31, 2006, we had employed 47 employees, including 20 employees in the manufacturing and service department, 18 employees in the engineering programming department and 9 employees in the administration and sales department. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be good.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

Our failure to obtain approvals under the regulations promulgated under the Nevada Mobile Gaming Law will negatively impact our growth strategy.

Notwithstanding our receipt of an Operator of Mobile Gaming Systems license by the Nevada Gaming Commission, the regulations promulgated under the Nevada Mobile Gaming Law require us to obtain specific approval of our mobile gaming devices for use in Nevada casinos. If we are unable to obtain or maintain approval of our mobile gaming platform as required by the regulations, we will be unable to manufacture, distribute and operate wireless player terminals that enable casino players to play casino games in public areas of gaming establishments as permitted by the Nevada Mobile Gaming Law.

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

Our future success depends to a significant degree on the skills, experience and efforts of our key personnel. We depend heavily on the ability and experience of a small number of senior executives who have substantial experience with our operations and the electronic gaming device industry, including Yuri Itkis, our Chief Executive Officer and Chairman; William Jacques, our Chief Financial Officer and Controller; Jack Coronel, our Chief Marketing Officer and Director of Compliance and Strategic Development; and Boris Itkis, our Chief Technical Officer and Vice President of Engineering. The loss of any of these senior executives or the failure of any of these senior executives to obtain or maintain the requisite regulatory licenses, permits or determination of suitability would have a material adverse effect on our business.

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

Our future success depends upon our ability to attract, train and retain key marketing personnel and key managers as we further develop our products and as we enter new markets and expand in existing markets. In connection with the audit of our financial statements for 2006, our independent registered public accounting firm identified a significant deficiency in our internal control over financial reporting arising from the current level of staffing in our accounting department; we may not be able to augment our current level of staffing with qualified individuals on a timely basis. Due to licensing requirements of these personnel that may be imposed by gaming authorities, our pool of potential employees may be more limited than in other industries. Competition for individuals with the skills required is intense, and we may not be successful in recruiting such personnel. In addition, we may not be able to retain such individuals as they may leave our company and go to work for our competitors. If we are unable to attract or retain key personnel, our business, financial condition and operating results could be materially adversely affected.

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

We operate in a highly competitive industry and expect the market for mobile gaming devices to become increasingly competitive, which may negatively affect our operations and our ability to maintain relationships with gaming establishments.

The market for gaming devices generally is intensely competitive, and we expect competition to increase and intensify as the market for mobile gaming devices develops. We currently compete with other providers of electronic bingo products, such as VKGS, LLC, or Video King, formerly a division of BK Entertainment Corp., GameTech International, Inc., the recently merged Planet Bingo, LLC and Melange Computer Services, Inc., Blue Dog, Inc. Electronic Game Solutions, Inc. and California Concepts, Inc. in the marketing of our BingoStar wireless bingo systems. Although none of our competitors that manufacture mobile bingo devices is currently licensed in Nevada other than GameTech International, Inc., we may face competition from these providers in the market for mobile gaming devices in the future. Given the market penetration, name recognition, marketing resources and familiarity with the gaming device industry generally, traditional casino game device manufacturers could be a significant competitive threat to us. We expect fierce competition from multiple large competitors dominating their respective markets in our expansion efforts, such as Aristocrat Leisure, Ltd., International Game Technology, Alliance Gaming Corporation, WMS Gaming Inc. and Shuffle Master, Inc., that may enter the market for mobile gaming devices. In addition, we may in the future face potential competition from new entrants into the gaming device market, such as Cantor Fitzgerald LP, a large financial services company that already offers wireless sports betting in the United Kingdom, and at least two other gaming technology companies, Chimera Technology Corp. and Diamond I, Inc. Finally, traditional casino operators, most of whom are much larger than us, may attempt to enter the emerging mobile gaming market. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, proprietary technology, significantly greater financial, marketing and other resources and more readily available access to capital that could allow them to respond more quickly to new or changing opportunities.

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

All of our lease contracts relate to our electronic bingo products. In 2006 we derived 99.7% of our revenues and cash flow from our portfolio of contracts to lease electronic bingo products to gaming establishments, such as casinos, and bingo halls. Our contracts are typically for a term ranging from one to three years in duration and several are on a month-to-month basis. Not all of our contracts preclude our customers from using bingo devices of our competitors. Upon the expiration of one of our contracts, a gaming establishment may award a contract through a competitive procurement process, in which we may be unsuccessful in winning the new contract or forced to reduce the price that we charge the gaming establishment in order to renew our contract. In addition, some of our contracts permit gaming establishments to terminate the contract at any time for our failure to perform and for other specified reasons. The termination of or failure to renew or extend one or more of our contracts, or the renewal or extension of one or more of our contracts on materially altered terms could, depending upon the circumstances, have a material adverse effect on our business, financial condition, results and prospects.

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

A material reduction in the yield on our investment of the proceeds of our initial public offering and our retained earnings could materially and adversely affect our net income and earnings per share.

Because we have not yet begun full-scale production of mobile gaming devices under the Nevada Mobile Gaming Law, we have invested the bulk of the proceeds of our initial public offering and retained earnings. Our net income and earnings per share for the year ended December 31, 2006 depended substantially on the yield that we achieved on these investments. Approximately 28% of our income before tax during 2006 resulted from these investments. Although we have invested these proceeds in relatively conservative investments, there can be no assurance that we will continue to enjoy the same yields on these investments as we did during 2006. Moreover, there can be no assurance that these investments will continue to generate a positive yield. Assuming no other changes in our sources of revenues, any decrease in the yield on these investments, and any loss on these investments, would directly reduce our revenues.

Losing any of our small number of independent distributors upon whom we depend for a significant portion of our revenue would negatively impact our operations.

We are dependent upon a small number of independent distributors to market and sell our products to casinos and bingo halls. For the fiscal year ended December 31, 2006, approximately 58.6% of our revenues were derived through nine distributors. During the same period, we derived approximately 32.7% of our revenue from our single largest distributor. Due to our payment of commissions to distributors, our customer contracts derived from distributors generate lower profit margins than our contracts derived from direct sales, or house accounts. Because we do not directly control our distributors or their customer intake practices, contracts with customers derived from distributors may be susceptible to higher default rates and lower profit margins than our house accounts.

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

We purchase most of the parts, components and subassemblies necessary for the manufacture of our products from outside sources. We assemble these parts, components and subassemblies into finished products in our manufacturing facility. While most of the parts, components and subassemblies are produced by more than one manufacturer and can be purchased through more than one supplier, we currently rely upon approximately 12 vendors from whom we purchase substantially all of our components. We currently obtain the touch screens for our wireless gaming terminals from a single supplier. While changing suppliers for this component is not impossible, doing so would require significant time and effort on the part of our engineering and management teams and may cause us to miss revenue generating opportunities until we are able to obtain touch screen monitors from a new supplier. In addition, the supplies of the central processing units, memory and peripheral drives for our mobile gaming platforms are often uncertain and subject to significant backlogs from time to time due to spikes in general demand for such products. We compete with other companies for the production capacity of third party manufacturers and suppliers of these and other components. Certain of these competing companies have substantially greater financial and other resources than we have and thus we may be at a competitive disadvantage in seeking to procure production capacity.

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

Possible future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources.

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

Our success depends to a significant degree upon protecting our intellectual property rights. We have three United States patents relating to our products and corresponding patents in certain foreign countries. Of the three patents, two expires in 2010 and one expire in 2012. The patents that we own now or in the future may not provide us with significant competitive advantages or may be impaired by challenges to the validity or enforceability of such patents. For example, in the past the validity of one of our patents has been repeatedly challenged. Others may independently develop similar or more advanced technologies or products or design around aspects of our technology that may be patented.

It is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without our authorization or otherwise infringe on our intellectual property rights. We may have to rely on litigation to enforce our intellectual property rights and contractual rights. For example, we are pursuing a patent infringement action against Planet Bingo, LLC and Melange Computer Services, Inc. to discontinue what we believe to be their infringement of our rights arising under of our patents. Both defendants have counterclaimed that our patents are invalid and Planet Bingo, LLC has alleged that our operations infringe one of its patents. See “Item 3. Legal Proceedings” for a more detailed discussion of this litigation. If these counterclaims are successful, our patents may be invalidated or limited in scope or we may be forced to modify or discontinue our operations or pay substantial damages. If litigation that we initiate is unsuccessful, including the litigation described above, we may not be able to protect the value of our intellectual property and our business could be adversely affected.

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

Our ability to manufacture our gaming platforms on a large scale may require us to obtain additional financing necessary for the manufacture of such hardware components and expansion of our inventory. The net proceeds that we have received from the sale of the shares of common stock in our initial public offering together with revenue that we generate from operations may not be sufficient to execute our growth strategy.

If we are unable to generate sufficient revenue or if our working capital and manufacturing capacity is not capable of keeping up with demand, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our production capabilities. We may not be able to obtain needed additional equity or debt financing on terms that are favorable to us, or at all. If we are able to obtain such financing, existing stockholders may suffer dilution and the equity or debt securities issued to raise such financing may have rights, preferences and privileges senior to those of existing stockholders. If we require, but are unable to obtain, sufficient additional financing in the future we may be unable to implement our business plan, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when and if required, our continued operations may have to be scaled down or even ceased and our ability to generate revenues would be materially impaired.

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

We operate our business in regions subject to natural disasters and other severe catastrophic events, including hurricanes. We have suffered casualty losses as a result of natural disasters (e.g. Hurricane Katrina), and any disruption to our business resulting from natural disasters will adversely affect our revenue and results of operations.

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

We operate our business primarily through gaming platforms, including wireless and stationary player terminals, cashier-based POS terminals and self-service POS kiosks, used by players at gaming establishments and bingo halls. Accordingly, a substantial portion of our physical assets are in locations beyond our direct control, including areas of Louisiana that sustained major damage as a result of Hurricane Katrina. Generally, our business may also be adversely affected by any damage to or loss of equipment that we install at gaming establishments resulting from theft, vandalism, terrorism, flood, fire or any other natural disaster. Our insurance may not be adequate to recover our losses from these events. The amounts that our customers pay to us are based on usage of our devices. Accordingly, reduced usage results in reduced payments to us. Although the revenue we generate from our gaming devices may decline as a result of a natural disaster, our contracts do not generally provide our customers with the right to terminate their contracts with us as a result of a natural disaster.

Beneficial holders of our securities are subject to regulation by the Nevada gaming authorities, which may result in required applications for license, findings of suitability and mandatory redemption of shares.

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

ITEM 2. PROPERTIES

We conduct our operations at our facility located at 2950 South Highland Drive, Suite C, Las Vegas, Nevada, 89109. This facility is an approximately 22,000 square foot facility utilized for our administrative office, product showroom, research and development and manufacturing functions. The lease for this facility expires in December 2010. Although we believe that our current facility is adequate for manufacturing a sufficient volume of mobile gaming products to satisfy the anticipated demand through the existing lease term, we may be forced to lease additional manufacturing space if demand for our expanded line products should exceed our capability to manufacture the products in our currently leased facility.

ITEM 3. LEGAL PROCEEDINGS

We are pursuing a patent infringement lawsuit against one of our competitors, the recently merged Planet Bingo, LLC and Melange Computer Services, Inc. The lawsuit involves two of our patents. We allege that both patents are being infringed by Plant Bingo, LLC and one of the patents is being infringed by Melange Computer Services, Inc. We filed this action in May 2004 in the United States Federal Court, District of Nevada. We are seeking unspecified monetary damages and injunctive relief. The defendants have counter-claimed that our patents are invalid and one of the defendants, Planet Bingo, LLC, has alleged that our operations infringe on one of its patents. The patent that Planet Bingo, LLC alleges that we have infringed has been invalidated by a Federal District Court in unrelated litigation. This decision is on appeal. If either of the counter-claims is successful, our patents may be invalidated, or limited in scope, or we may be forced to modify or discontinue our operations or pay substantial damages.

In 2006, we commenced a civil action under the federal Racketeer Influenced Corrupt Organization (RICO) law proceeding against our competitor GameTech International, Inc.

In rare instances, we are threatened with or named as a defendant in lawsuits arising in the ordinary course of business, such as personal injury claims and unemployment-related claims and from time to time, also prosecute various collection claims against delinquent customers.

We believe that the final resolution of any of the threatened or pending litigation described above, individually or in the aggregate, is not likely to have a material adverse effect on our business, cash flow, results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since our initial public offering on January 31, 2006, our common stock has traded on the Nasdaq Global Market (formerly the Nasdaq National Market) under the symbol “FNET”. Prior to that time, there was no public market for our stock.

The following table sets forth, for the indicated periods, the high and low closing sale prices of our common stock:

Year Ended December 31, 2006	High	Low
First Quarter (commencing January 31, 2006)	$15.03	$9.05
Second Quarter	24.65	14.54
Third Quarter	15.90	6.84
Fourth Quarter	11.45	8.04

On March 1, 2007, the closing sale price of our common stock on the Nasdaq Global Market was $7.85.

Holders of Common Stock

As of December 31, 2006, our stock was held by approximately 10 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividends

During 2005, which was prior to our initial public offering, we paid dividends to holders of our common stock on a quarterly basis. The dividends paid during 2005 were $2,370,000 in the aggregate. Since becoming a publicly traded entity in 2006 we have paid no dividends and may not pay any dividends on our common stock in the foreseeable future and instead, may retain our future earnings, if any, to finance our business and for general corporate purposes. As long as there are funds legally available to do so, any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon earnings, financial condition, operating results, capital requirements, any contractual restrictions and other factors that our board of directors deems relevant. The terms of any future debt or credit facility may preclude us from paying dividends on our common stock.

Use of Proceeds

We completed an initial public offering of our common stock during the first quarter of 2006. Our registration statement on Form S-1 under the Securities Act (File No. 333-128391) was declared effective on January 30, 2006. The aggregate net proceeds to us were approximately $23,728,995.

We have invested all of the net proceeds from our initial public offering in short-term interest bearing investment grade securities. We may utilize a significant amount of proceeds from our initial public offering to acquire parts and components for the manufacture of our gaming products. However, we do not intend to commence procuring any significant amount of component parts for manufacture of our gaming products until we are more able to predict the duration of the currently ongoing reviewing process of our mobile gaming systems by the Nevada gaming authorities. We may also utilize a substantial portion, if not most, of the proceeds from this offering to acquire one or more businesses.

Performance Graph

The information contained in the following graph shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the 1934 Securities Exchange Act, as amended, except to the extent that the Company specifically incorporates it by reference in such filing.

The following graph compares the performance of an investment in our common stock from January 31, 2006 (the first trading day following the Company’s initial public offering) through December 31, 2006, with the S&P 500 Index and a selected peer group index (the “Peer Group Index”). The Peer Group Index was selected on an industry basis and consists of International Game Technology and Shuffle Master, Inc.

The graph assumes $100 was invested in each of our common stock, the Peer Group Index and in the S&P 500 Index at the close of market on January 31, 2006 (the first trading day following the Company’s initial public offering) and the end of each month through out 2006. No cash dividends have been declared on our common stock since our initial public offering. The comparisons in this graph are not intended to forecast or be indicative of possible future performance of our common stock.

The table below shows the cumulative total returns in dollars of our common stock, the S&P 500 Index and the Peer Group Index at the end of each calendar month since our initial public offering, assuming $100 was invested in each of our common stock and the Peer Group Index and in the S&P 500 Index at the close of market on January 31, 2006 (the first trading day following our initial public offering), and assumes the reinvestment of dividends on the date of payment without payment of any commissions. No cash dividends have been declared on our common stock since our initial public offering. The comparisons in this table are not intended to forecast or be indicative of possible future performance of our common stock.

	FortuNet, Inc	Peer Group Index	S&P 500 Index
1/31/06	100.00	100.00	100.00
2/28/06	104.98	101.38	100.02
3/31/06	158.57	119.54	101.13
4/30/06	194.48	125.70	102.36
5/31/06	201.22	123.76	99.19
6/30/06	179.01	117.50	99.20
7/31/06	124.09	111.36	99.71
8/31/06	76.91	108.78	101.83
9/30/06	115.91	110.36	104.57
10/31/06	88.84	114.23	107.62
11/30/06	96.36	121.00	109.30
12/31/06	111.83	116.06	110.77

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with out audited consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the fiscal years ended December 31, 2002, 2003, 2004, 2005 and 2006 have been derived from our audited consolidated financial statements. Our selected consolidated financial data may not be indicative of our future financial condition or results of operations.

	For the Years Ended December 31,
	2002	2003	2004	2005	2006

Combined and Consolidated Statements of Operations Data:
Sales revenue	$11,340,029	$14,287,365	$14,326,749	$14,684,914	$16,460,462
Cost of revenue	1,585,996	2,172,777	2,228,545	2,328,190	2,132,702
Gross profit	9,754,033	12,114,588	12,098,204	12,356,724	14,327,760
Operating expenses:
General and administrative	3,008,060	3,772,933	4,042,257	3,552,995	6,459,210
Sales and marketing	2,912,675	3,936,187	3,930,135	4,380,529	5,301,331

Research and development	285,462	484,921	367,821	927,800	648,463
Total operating expenses	6,206,197	8,194,041	8,340,213	8,861,324	12,409,004
Income from operations	3,547,836	3,920,547	3,757,991	3,495,400	1,918,756
Interest expense	(127)	(8,444)	(64,178)	(40,934)	(13,327)
Other income	159,448	1,452	32,147	77,633	898,414
Income before income taxes and minority interest	3,707,157	3,913,555	3,725,960	3,532,099	2,803,843
Provision for income taxes	950,899	1,335,126	1,383,789	1,306,877	776,183
Income before minority interest	2,756,258	2,578,429	2,342,171	2,225,222	2,027,660
Minority interest	356,848	341,480	—	—	—
Net income	$2,399,410	$2,236,949	$2,342,171	$2,225,222	$2,027,660
Net income per share	$0.29	$0.27	$0.28	$0.27	$0.18
Shares used in the calculation of net income per share	8,350,000	8,350,000	8,350,000	8,350,000	11,037,511

	As of December 31,
	2002	2003	2004	2005	2006

Combined and Consolidated Balance Sheet Data:
Current assets	$3,230,000	$4,218,526	$4,827,415	$4,134,304	$30,020,629
Property and equipment, net of accumulated depreciation	3,187,000	3,892,307	5,202,847	5,016,573	6,642,372
Total assets	6,636,000	9,746,790	11,195,100	11,048,503	37,600,435
Current liabilities	1,144,000	1,106,100	890,189	1,394,864	997,353
Long term liabilities	135,000	1,094,444	536,494	---	---
Stockholders’ equity	5,357,000	7,546,246	9,768,417	9,653,639	36,603,082

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

We believe that the research and developments efforts that we undertook in 2006 have made our field-proven mobile gaming platform compliant with the wireless gaming regulations promulgated by the Nevada Gaming Commission on March 23, 2006. Accordingly, we have submitted our mobile gaming platform for review by Nevada gaming authorities in 2006. Our gaming platforms currently enable patrons to play bingo using either our wireless or our stationary player terminals. In addition, our gaming platforms currently enable patrons to play traditional casino games using our stationary player terminals. We have also successfully completed the field testing of our wireless player terminals that enable patrons to play traditional casino games on a limited basis on cruise lines. If our wireless gaming devices are approved by the Nevada gaming authorities, Nevada casino patrons will be able to play traditional casino games using our wireless player terminals. However, there can be no assurance that we will obtain such approval in the foreseeable future or at all.

Since our inception, we have been a technology innovator in the gaming equipment industry. We helped to define the core concepts of modern gaming technologies including server-based networks, concurrent multi-gaming, cashless gaming, downloadable gaming and notably, mobile gaming. We continue to focus on research and development and have recently introduced our fourth generation wireless player terminals for our gaming platform that enable patrons to play bingo and has been adapted to conduct traditional casino games in casino public areas. In addition to adapting our wireless gaming platform to comply with the newly promulgated Nevada gaming regulations for mobile gaming devices, we have developed and begun selling super-bright multicolor LED bingo flashboards that not only display the called bingo numbers but also verify bingo cards. We have filed a United States patent application regarding certain aspects of this product.

We currently generate revenue by placing electronic bingo systems in bingo halls under contracts based on (a) a fixed fee per use per session; (b) a fixed weekly fee per terminal; or (c) a percentage of the revenue generated by each terminal. Our revenue growth is affected by player acceptance of electronic bingo as an addition or an alternative to paper bingo in our existing client establishments, our ability to expand operations into new markets and our ability to increase our market share. Our stationary bingo player terminals generate greater revenue per player terminal than our wireless bingo player terminals, but also require a greater initial capital investment. As our customer base changes from period to period through the addition of new customers or the occasional loss of existing customers, we experience an increase in sales revenue due to the addition of customers and a decrease in sales revenue due to the loss of customers. Our sales revenue is also affected from period to period as a result of changes in operations at our existing customer locations that result from numerous factors over which we have little or no control.

We typically install our electronic bingo systems at no charge to our customers and we capitalize all direct costs. We record depreciation of bingo equipment over a five-year estimated useful life using the straight-line method of depreciation.

We anticipate that at some point in time, we may begin selling our gaming platforms for use in conducting traditional casino games, instead of entering into lease contracts as we do now. At that time, our revenue may include product revenue from sales of equipment, in addition to our leasing revenue. At such time, our product revenue will be influenced by the then current price for our products and our unit-volume sales.

We envision that if we develop product revenue sales, we will also see a recurring revenue component for both software upgrades and maintenance of the software components of our sold products.

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

(b) general and administrative costs, consisting of activities associated with management of our company and related support, which includes all payroll and benefits other than payroll in connection with research and development activities, amortization of our non-competition agreements, travel, professional fees, facility expenses and bad debt expense reserves;

(c) sales and marketing costs, consisting primarily of commissions paid to distributors for promoting and supporting our products and related marketing costs; and

(d) research and development costs associated with the internal research and development activities geared to the further development of our gaming platform, including labor and hardware and software testing, prototyping and development.

We envision that the development of our product revenue may require us to record cost of products sold (rather than leased) revenue that include materials, labor, and direct and indirect manufacturing costs and associated warranty costs.

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

In 2006, we incurred $952,187 in legal expenses primarily due to (a) ongoing litigation against defendants Planet Bingo, LLC, Melange Computer Services, Inc., and Gametech International, Inc., and (b) our initial public offering. This compares with $320,148 in comparable legal expenses for 2005. We may incur similar or increasing levels of litigation expenses in the future.

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

Revenue Recognition

Revenue is currently recognized for bingo terminals placed in bingo halls under lease contracts based on (a) a fixed weekly fee per terminal available for bingo (even though our contracts are generally on a month to month basis); (b) a fixed fee per usage per bingo session; or (c) a percentage of the revenue generated by each terminal for bingo sessions played. We do not enter into any financing leases or sales type contracts with our customers. Our platform provides reports of daily usage for billing and reporting purposes for the latter two types of contracts. We bill our customers on a weekly and monthly basis for these revenues and recognize the revenue for the period the units are used or prorate for weekly fees. Existing revenue recognition is a key component of our results of operations, and determines the timing of certain expenses, such as commissions, which are reported in the same period when related revenues are recognized. We recognize revenue in accordance with accounting principles generally accepted in the United States when all of the following factors exist: (a) evidence of an arrangement with the customer; (b) installation of our gaming platform; (c) a fixed or determinable fee; and (d) collectibility is reasonably assured. We exercise judgment in assessing the credit worthiness of our customers and therefore in our determination of whether collectibility is reasonably assured. Should changes in conditions cause us to determine these criteria are not met for future transactions, revenue recognized for future reporting periods could be adversely affected.

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

Software Development Cost Policy

We have capitalized software development costs with the achievement of the technological feasibility of our mobile gaming system. We have recorded these costs in accordance with the Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”

Internal Control Deficiencies

In connection with the audit of our 2006 financial statements, our Chief Executive Officer & Chief Financial Officer have concluded that there was a significant deficiency in our accounting for income taxes. In preparation of our tax provision for year ending December 31, 2006, we identified certain adjustments to our tax liability account and related income tax provision. All adjustments to correct these matters have been reflected in our consolidated financial statements of the year ending December 31, 2006.

The significant deficiency is the result of insufficient quantity of personnel in the accounting department to perform the necessary checks and balances for daily and year-end procedures, including the accounting for income taxes. Our independent registered public accounting firm has recommended that we hire, and we are currently seeking to hire, an additional employee with the background and skills to perform duties typical of a controller.

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

Results of Operations

The following table sets forth our results of operations as a percentage of revenue for each of the periods indicated:

Consolidated Income Statement

	Years Ended December 31,
	2004	2005	2006
Revenue	100.00%	100.00%	100.00%
Cost of revenue	15.50%	15.90%	13.00%
Gross profit	84.50%	84.10%	87.00%
Operating expenses:
General and administrative	28.20%	24.20%	39.20%
Sales and marketing	27.40%	29.80%	32.20%
Research and development	2.60%	6.30%	3.90%
Total operating expenses	58.20%	60.30%	75.30%
Income from operations	26.30%	23.80%	11.70%
Interest expense	(0.40)%	(0.30)%	(0.10)%
Other income	0.10%	0.50%	5.40%
Income before income taxes	26.00%	24.00%	17.00%
Provision for income taxes	9.70%	8.80%	4.70%
Net income	16.30%	15.20%	12.30%

Year Ended December 31, 2006 and December 31, 2005

Sales revenue. Sales revenue was $16,460,462 in the year ended December 31, 2006, compared to $14,684,914 in the year ended December 31, 2005, an increase of $1,775,548, or 12.1%. This increase was achieved mainly through the deployment of additional player terminals into the bingo market to existing customers. During 2005 the deployment of hand held units was intentionally curtailed by management in anticipation of the substantial financial resources required for entering the new emerging market for mobile gaming in Nevada. Our initial public offering in January 2006 provided us with sufficient financial resources to manufacture a large number of additional player terminals for lease into the bingo market.

For the year ended December 31, 2006, the net change in our revenue as a result of changes in our customer base was an increase in revenue of $100,123 and the net change in revenue as a result of changes in operations at our existing customer locations was an increase of revenue of $1,704,388.

Other Income. Other income was $898,414 during 2006, approximately 11.5 times the amount of other income of $77,633 in 2005. This increase in other income was almost entirely the result of the yield on our investment of the proceeds of our initial public offering and retained earnings during 2006.

Cost of revenue. The cost of revenue was $2,132,701 during 2006, compared to $2,328,190 for the year ending December 31, 2005, a decrease of $195,489, or 8.4%. The decrease in cost of revenue was mainly attributable to the reduced depreciation cost in 2006 as compared to 2005 as the third generation of products installed in the field in 2001 became fully depreciated. Specifically, the depreciation cost for 2006 was $1,740,858 as compared to $1,906,507 for 2005. Also contributing to the decrease in the cost of revenue in 2006 was the decrease in the installation and maintenance expenses from $356,966 for 2005 to $306,746 for 2006. This decrease was partially attributable to our increased efficiencies and the beneficial use of our distributors’ services in deployment of additional units. As a result of this overall decrease in costs, our gross margin increased from 84.1% in 2005, to 87.0% in 2006. In the future, we anticipate the depreciation of deployed products to increase or decrease in proportion to the increase or decrease of the aggregate cost basis of the equipment utilized in the field during a given year.

General and administrative. The general and administrative expenses were $6,459,210, or 39.2% of revenue, in 2006, compared to $3,552,995, or 24.2% of revenue, in 2005, a increase of $2,906,215, or 81.8%. This cost increase was associated with our transition from a private company to a publicly traded company and was primarily attributable to (a) the consulting services provided by Spiegel Partners LLC with a cost of $611,540, (b) the costs associated with the stock grants to certain of our executives in the amount of $677,881 and (c) the costs associated with our payments to our outside directors in the amount of $97,500.

The increase in general and administrative expenses was also due in part to additional costs associated with being a public company in an aggregate amount of $349,379. These additional costs included the cost of director and officer’s insurance, securities filings and additional audit costs. Also, our litigation and other legal expenses increased from $320,148 during 2005 to $952,187 during 2006 an increase of $632,039 or 197.4%. The balance of the difference in general and administrative expenses between 2006 and 2005 consists primarily of an additional labor cost amounting to $345,870 which also includes the cost of share-based compensation cost resulting from stock options granted during 2006 to some of our employees.

Sales and marketing. The sales and marketing expenses were $5,301,332, or 32.2% of revenue, in 2006, compared to $4,380,529, or 29.8% of revenue, in 2005, an increase of $920,803, or 21.0%. This increase was attributable primarily to the expansion of our distribution channel through our existing distributors network with resulting increased commissions payments to our distributors.

Research and development. The research and development expenses were $648,463, or 3.9% of revenue, in 2006, compared to $927,800, or 6.3% of revenue, in 2005, a decrease of $279,337, or 30.1%. The decrease in research and development expenses was primarily the result of our compliance with the provisions of FASB SFAS No. 86, because we achieved the stage of technological feasibility in the development of our mobile gaming system in the beginning of the second quarter of 2006 and therefore, capitalized $835,378 of our research and development expenses. We anticipate additional capitalization of the cost of developing our gaming platform until the deployment of our mobile gaming system is achieved.

Other income and expense. Other income was $898,414, or 5.5% of 2006 revenue, compared to $77,633, or .05% of 2005 revenue, an increase of $820,781 or 1,057.3%. The increase in other income was primarily due to the interest earned through our investment of funds raised in our initial public offering.

Provision for income taxes. An income tax provision of $776,183 with an effective tax rate of 27.7% was recorded in 2006, compared to $1,306,877 with an effective tax rate of 37.0% in 2005, a decrease of $530,694, or 40.6%. This decrease in the provision for income taxes was primarily due to the decision to invest available assets primarily into tax exempt instruments and also from a decrease in taxable income in 2006.

Year Ended December 31, 2005 and December 31, 2004

Sales revenue. Sales revenue was $14,684,914 in the year ended December 31, 2005, compared to $14,326,749 in the year ended December 31, 2004, an increase of $358,165, or 2.5%. This increase was achieved despite the loss of customer revenues associated with becoming the 100% owner of Millennium that represented $450,144 during 2005. After becoming the 100% owner of Millennium, we reevaluated the customers of Millennium and subsequently ceased doing business with those customers that did not meet our payment policies and also lost customers that were apparently dissatisfied with the customer service previously provided by Millennium. Moreover, in connection with our relocation to a new and larger facility at the end of September 2005, we were forced to stop our production line in May 2005 and consequently had to suspend our marketing efforts until we restarted the production line in September 2005. The stoppage of our production line affected our ability to deliver products to our customers during the year ended December 31, 2005, which prevented us from significantly increasing our sales revenue for the period.

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

Liquidity and Capital Resources

Since inception, we have financed our operations primarily with revenue generated from the leasing of our bingo products. At December 31, 2006, our principal sources of liquidity were cash and cash equivalents of $26,468,808 and accounts receivable (net of allowance for doubtful accounts) of $1,436,599. We anticipate that our leasing revenue, which is our principal source of revenue today, will be sufficient to fund our operating expenses in the short term. Long term cash is expected to be generated from existing operations and also through selling or leasing of our products in new markets.

We expect to incur significant additional expenses in connection with the procurement of equipment and components and the manufacture of additional stationary and wireless player terminals to take advantage of business opportunities. We anticipate that these expenses will consume a substantial portion, if not all, of our recurring lease revenues. Except to the extent we become obligated under supply contracts that we enter into to procure equipment and components, our fixed payment commitments are limited to our facilities lease.

We believe that our cash flow from operations will be adequate to meet our anticipated future requirements for working capital and capital expenditures for the next 12 months and for the foreseeable future. Although no additional capital raise is currently being contemplated, we may seek, if necessary or otherwise advisable, additional financing through bank borrowings or public or private debt or equity financings. Additional financing, if needed, may not be available to us, or, if available, the financing may not be on terms favorable to us. The terms of any financing that we may obtain in the future could impose additional limitations on our operations and management structure. Our estimates of our anticipated liquidity needs may not be accurate or new business development opportunities or other unforeseen events may occur, resulting in the need to raise additional funds.

Summary of Combined and Consolidated Statements of Cash Flow

	Years Ended December 31,
	2004	2005	2006

Net cash provided by operating activities	$3,985,934	$4,511,364	$5,489,602
Net cash (used in) investing activities	(3,010,750)	(1,766,102)	(3,410,533)
Net cash(used in) provided by financing activities	(735,382)	(3,613,670)	23,878,222
Net increase (decrease) in cash and cash equivalents	239,802	(868,408)	25,957,291
Cash and cash equivalents, beginning	1,140,123	1,379,925	511,517
Cash and cash equivalents, ending	$1,379,925	$511,517	$26,468,808

Operating Activities

For fiscal year ended December 31, 2006, net cash of $5,489,602 provided by operating activities was primarily due to net income of $2,027,660, depreciation and amortization of $2,263,676, the issuing of common stock for certain services of $1,132,140 and the change in operating assets and liabilities of $66,126. For 2005, the net cash of $4,511,364 provided by operating activities was primarily due to net income of $2,225,222, depreciation and amortization of $2,406,047 and the change in operating assets and liabilities of $119,905. The increase in net cash provided by operating activities in 2006 as compared to 2005, was primarily due to the issuing of stock for certain services provided for the Company in connection with becoming a publicly traded entity.

For 2005, the net cash of $4,511,364 provided by operating activities was primarily due to net income of $2,225,222, depreciation and amortization of $2,406,047 and the change in operating assets and liabilities of $119,905. The relatively small decrease in net cash provided by operating activities in 2005 as compared to 2004, was primarily due to the cash flow used to cover the costs associated with our initial public offering in February 2006.

For 2004, the net cash of $3,985,934 provided by operating activities was primarily due to net income of $2,342,171, depreciation and amortization of $2,152,347 and the change in operating assets and liabilities of $508,584. The substantial increase in net cash provided by operating activities in 2004 as compared to 2003 was primarily due to the increased cash flow from leasing activities coupled with the non-cash benefits provided by the depreciation and amortization allowances.

Investing Activities

For 2006, $3,410,533 of net cash was used for investing activities, with $3,410,533 being used to fund the manufacture of additional equipment for lease to our customers.

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

Financing Activities

For the year 2006, $23,878,222 of net cash was raised through financing activities associated with $24,710,625 raised as a result of the sale of our stock in our initial public offering less cost of issuing stock of $981,630 of which $685,722 was used for costs incurred in 2005, with $536,495 used for payments of a long term debt obligation incurred as a result of our acquiring 100% ownership of Millennium.

For the year 2005, $3,613,670 of net cash was used for financing activities, with $557,948 used for payments of a long term debt obligation incurred as a result of our acquiring 100% ownership of Millennium, $685,722 was used in costs associated with our initial public offering which closed in 2006 and $2,340,000 used to pay dividends. On November 7, 2005, prior to our initial public offering, we paid a dividend of $2,250,000 to persons who were our stockholders of record on September 30, 2005.

For the year 2004, $735,382 of net cash was used for financing activities, with $615,382 used for payments of a long term debt obligation incurred as a result of our acquiring 100% ownership of Millennium and $120,000 used to pay dividends.

Off-Balance Sheet Arrangements

As of December 31, 2006, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of December 31, 2006:

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Total
Location lease	$121,996	$255,376	$120,241	$497,613
Purchase commitments	1,600,719	—	—	1,600,719
Total	$1,722,715	$255,376	$120,241	$2,098,332

Recent Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning in 2008. We are evaluating whether adoption of this statement will result in a change to our fair value measurements.

SAB 108

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for our fiscal year 2007 annual financial statements. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

FIN 48

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 prescribes the recognition threshold and measurement criteria for determining the tax benefit amounts to recognize in the financial statements. This interpretation is effective for us beginning in 2007. We are evaluating the potential impact of adopting this interpretation on our future results of operations, financial position or cash flows and expect minimal effect on future results of operations.

SFAS 123R (including FSP’s) and SAB 107

In December 2004, the FASB issued SFAS 123R (revised 2004), Share-Based Payment, replacing and superseding both SFAS 123, Accounting for Stock-Based Compensation, and APB 25, Accounting for Stock Issued to Employees. SFAS 123R requires fair value measurement and recognition in the financial statements for all share-based compensation arrangements. SFAS 123R also requires additional accounting and disclosures related to income tax effects and cash flows resulting from share-based compensation arrangements.

In March 2005, the SEC issued SAB 107, Share-Based Payment, providing interpretive guidance on SFAS 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS 123R with existing SEC guidance. The additional SAB 107 requirement for the classification of stock compensation expense to the same financial statement line as cash compensation affected our SG&A expenses and fixed assets with the capitalization of R & D costs. We adopted the provisions of SFAS 123R and SAB 107 in the first quarter of fiscal 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
FortuNet, Inc.
Las Vegas, Nevada

We have audited the consolidated balance sheets of FortuNet, Inc and subsidiary as of December 31, 2005 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FortuNet, Inc and subsidiaries as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 16, New Accounting Pronouncements, to the consolidated financial statements, the Company adopted Statement 123(R), Shared-Based Payments, as of the first fiscal quarter of fiscal 2006.

/s/ Schechter Dokken Kanter Andrews & Selcer Ltd.

Minneapolis, Minnesota
March 20, 2007

FORTUNET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2006

Assets:
Current assets:
Cash and cash equivalents	$511,517	$26,468,808
Accounts receivable, net of
allowance for doubtful accounts	1,311,849	1,436,599
Inventories	1,270,445	1,333,970
Prepaid expenses	957,889	668,536
Deferred tax asset	82,604	112,716
Total current assets	4,134,304	30,020,629
Property and equipment, net of
accumulated depreciation	5,016,573	6,642,372
Other assets, net of accumulated
amortization	490,949	76,723
Deferred offering costs	685,722
Deferred tax asset	720,955	860,711
Total assets	$11,048,503	$37,600,435

Liabilities and stockholders’
equity:
Current liabilities:
Accounts payable	$330,564	$136,341
Commissions payable	184,863	294,609
Accrued expenses	184,496	231,195
Income tax payable	158,446	335,208
Notes payable, current portion	536,495	--
Total current liabilities	1,394,864	997,353
Stockholders’ equity:
Common stock
.001 par value 150,000,000
shares authorized, 8,350,000
shares issued and outstanding
at December 31, 2005 and
11,341,612 shares issued and
Outstanding at December 31, 2006	8,350	11,342
Additional paid in capital	4,702,039	29,620,830
Retained earnings	4,943,250	6,970,910
Total stockholders’ equity	9,653,639	36,603,082
Total liabilities and
stockholders’ equity	$11,048,503	$37,600,435

See notes to consolidated financial statements.

FORTUNET, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended
	December 31,
	2004	2005	2006
Revenue	$14,326,749	$14,684,914	$16,460,462
Cost of revenue	2,228,545	2,328,190	2,132,702
Gross profit	12,098,204	12,356,724	14,327,760
Operating expenses:
General and administrative	4,042,257	3,552,995	6,459,210
Sales and marketing	3,930,135	4,380,529	5,301,331
Research and development	367,821	927,800	648,463
Total operating expenses	8,340,213	8,861,324	12,409,004
Income from operations	3,757,991	3,495,400	1,918,756

Interest expense	(64,178)	(40,934)	(13,327)
Other income	32,147	77,633	898,414
Income before income taxes	3,725,960	3,532,099	2,803,843
Provision for income taxes	1,383,789	1,306,877	776,183
Net income	$2,342,171	$2,225,222	$2,027,660
Weighted average shares - basic	8,350,000	8,350,000	11,037,511
Earnings per share - basic	.28	.27	.18
Weighted average shares - diluted	8,350,000	8,350,000	11,067,301
Earnings per share - diluted	.28	.27	.18

See notes to consolidated financial statements.

FORTUNET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	FortuNet, Inc. and Subsidiary

	FortuNet, Inc.		Millennium Games, Inc.
					Additional		Total
	Outstanding	Common	Outstanding	Common	Paid in	Retained	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Earnings	Equity
Balance, January 1, 2004	8,350,000	$8,350	510	$5	$4,702,034	$2,835,857	$7,546,246
Contribution of Millennium			(510)	(5)	5
stock to FortuNet
Net Income						2,342,171	2,342,171
Dividends, $.01 per share						(120,000)	(120,000)
Balance, December 31, 2004	8,350,000	$8,350	-	$-	$4,702,039	$5,058,028	$9,768,417
Net Income						2,225,222	2,225,222
Dividends, $.28 per share						(2,340,000)	(2,340,000)
Balance, December 31, 2005	8,350,000	$8,350	-	$-	$4,702,039	$4,943,250	$9,653,639
Stock Sale Net of Offering Costs (IPO)	2,875,000	2,875			23,726,120		23,728,995
Stock Issued for Services	116,612	117			1,049,391		1,049,508
Stock Options Granted					143,280		143,280
Net Income						2,027,660	2,027,660
Balance, December 31, 2006	11,341,612	$11,342	-	$-	$29,620,830	$6,970,910	$36,603,082

See notes to consolidated financial statements.

FORTUNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2005		2006

Cash flows from operating activities:
Net income	$2,342,171		$2,225,222		$2,027,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,700,208		1,951,908		1,845,382
Amortization	452,139		454,139		418,294
Loss on sale of property and equipment			468
Stock for services					1,132,140
Increase in allowance for doubtful accounts	70,443
Change in operating assets and liabilities:
Accounts receivable	85,698		3,655		(124,750)
Inventories	(10,977)		287,305		(63,525)
Prepaid expenses	(341,737)		(567,207)		289,353
Income tax refund receivable	(136,525)		136,525
Deferred tax	(10,255)		(523,733)		(169,868)
Other assets	(6,753)		(13,047)		(4,068)
Accounts payable	60,457		236,762		(194,223)
Accrued expenses	67,941		28,581		46,699
Commissions payable	(247,026)		132,340		109,746
Income taxes payable	(39,850)		158,446		176,762
Net cash provided by operating activities	3,985,934		4,511,364		5,489,602
Cash flows from investing activities:
Purchase of property and equipment	(3,010,750)		(1,774,102)		(3,410,533)
Proceeds from sale of equipment			8,000
Net cash used in investing activities	(3,010,750)		(1,766,102)		(3,410,533)
Cash flows from financing activities:
Sale of Stock, net of issuance costs			(685,722)		24,414,717
Dividends	(120,000)		(2,370,000)
Payments on notes payable	(615,382)		(557,948)		(536,495)
Net cash (used in) provided by financing activities	(735,382)		(3,613,670)		23,878,222
Net increase (decrease) in cash and cash equivalents	239,802		(868,408)		25,957,291

Cash and cash equivalents, beginning	1,140,123		1,379,925		511,517
Cash and cash equivalents, ending	$1,379,925		$511,517		$26,468,808
Supplemental cash flow information:
Cash paid for:
Interest	$58,979		$38,699		$15,377
Income taxes	$1,530,566		$1,518,369		$776,530
Non-cash investing and financing activities:
Stock options capitalized					60,648
Dividends accrued	$30,000	$		$

See notes to consolidated financial statements.

FORTUNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2005 and 2006

1.	Nature of business and summary of significant accounting policies:

Nature of business:

FortuNet, Inc. or the Company was incorporated in 1989 in Nevada. FortuNet is engaged primarily in the business of designing, manufacturing and leasing electronic gaming and entertainment systems throughout North America.

FortuNet and its wholly-owned subsidiary, Millennium Games (Millennium), derive substantially all revenues from the gaming industry in the United States and Canada. Changes in laws and regulations related to gaming in each state or province can affect the Company’s revenues in any given state or province.

Principles of consolidation:

The consolidated financial statements for 2004, 2005 and 2006 include the accounts of FortuNet and its wholly-owned subsidiary. All inter company transactions have been eliminated for all periods presented.

Cash and cash equivalents:

For purposes of the statement of cash flows, the Company considers all liquid investments with an initial maturity of three months or less as well as money market mutual funds to be cash equivalents.

Cash and cash equivalents consist of cash in bank and investments of 90 days or less in municipal bonds and money markets consisting of the following:

	2006	2005
Cash in bank	$902,908	$(1,397,283)
Money market	2,590,900	1,908,800
Investments	22,975,000	-
Total	$26,468,808	$511,517

Inventories:

Inventories, consisting primarily of parts and components to be used for manufacturing of products to be sold, are valued at the lower of cost or market, as determined by the first-in, first-out basis. Also classified as inventories are Work In Process components for installs that are being produced for a future period. The following schedule details inventory between raw materials and work in process:

	2006	2005
Inventory	$1,222,107	$1,267,570
Inventory WIP	111,863	2,875
Total Inventories	$1,333,970	$1,270,445

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

Software development capitalization:

The Company capitalizes internally developed software costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization of development costs of software products begins once the technological feasibility of the product is established. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. Starting in April 2006 through December 2006 the Mobile Gaming System internal software development costs have been capitalized as technological feasibility of the product has been established. Research and development costs relating principally to the design and development of products are expensed as incurred. Hardware, tools and tooling that have an alternative future use, such as for manufacturing, are capitalized. Hand tools used in research and development, as well as special purpose fixtures are expensed when incurred.

Revenue recognition:

The Company leases its products, using operating leases directly to gaming facilities and through several regional distributors. The agreements generally require lessees to pay rent for player terminals only when they are actually used based upon an automated reporting system whereby each day’s usage by customer is reported to the Company or a self-reporting system where the customer submits sales information to the Company which is used as the basis for determining revenue. The Company recognizes revenue as the devices are used in accordance with each lease agreement. Most leases are on a per-use arrangement with some lease payments being determined as a percentage of revenue that the devices generates for the lessee and some devices are leased at a flat weekly amount. The terms range from one to three years duration with annually renewable leases; and month-to-month rentals. There are no significant leases with terms greater than one year. The Company recognizes revenue as the devices are used based upon the automated reporting system or self-reporting system described above.

Commissions:

Commissions, which are calculated as a percentage of actually collected revenues, are recognized in the same period as related revenues.

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

Net income per share:

In accordance with the provisions of SFAS No. 128, Earnings Per Share, earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. A dual presentation of basic and diluted earnings per share is required in 2006 to give effect for stock to independent directors.

	Years ended December 31,
	2004	2005	2006
Net income	$2,342,171	$2,225,222	$2,027,660
Weighted average shares - basic	8,350,000	8,350,000	11,037,511
Earnings per share - basic	.28	.27	.18
Weighted average shares - diluted	8,350,000	8,350,000	11,067,301
Earnings per share - diluted	.28	.27	.18

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

Concentrations of credit risk:

Financial instruments which potentially subject the Company to a concentration of credit risk are cash and accounts receivable. The Company maintains its bank accounts at three financial institutions and in a money market fund. At times, bank balances exceed insured amounts. The Company has not experienced any losses as a result of this practice. The Company invests the majority of its available liquid assets in municipal bonds through accounts with investment bankers.

The Company’s accounts receivable are due from gaming establishments and gaming distributors. The Company does not require collateral to extend credit to their customers but perform ongoing credit evaluations of their customers’ financial condition. One customer made up 29%, 30% and 33% of sales revenues in 2004, 2005 and 2006, respectively.

Third-party assembler:

The Company depends on one third-party assembler for a majority of the subassemblies for the Company’s gaming systems. If this assembler were to cease doing business with the Company, a replacement assembler would need to be located. The Company believes that a number of other assemblers could be located to manufacturer the subassemblies for the Company’s gaming systems. However, the Company may not be able to substitute, or produce new gaming systems without interruption of the production line or a cost increase.

Reclassifications:

Certain amounts of interest income in the prior year’s consolidated financial statements have been reclassified to conform with the 2006 financial statement presentation. Also certain cost in the cash flow report associated with the initial public offering for 2005 have been reclassified to conform with the current period presentation. These reclassifications did not have an impact on previously reported financial position, cash flow, or results of operations.

2.	Property and equipment:

Property and equipment includes assets used in the daily operations of the Company and assets leased to the Company’s customers through operating leases. Rental Assets include player terminals and supporting equipment necessary to operate the system. Fixed assets work progress consists of equipment for additional revenue producing products and the capitalization of research and development cost related to our Mobile Gaming System. Property and equipment and rental assets and the related accumulated depreciation consist of the following:

	December 31,
	2005	2006
Furniture and fixtures	$59,884	$68,099
Machinery and equipment	264,282	325,117
Vehicles	86,698	86,698
Leasehold improvements	169,824	174,025
	580,688	653,939
Accumulated depreciation	330,601	435,736
	250,087	218,203
Rental assets	12,121,325	13,702,421
Accumulated depreciation	7,354,839	9,095,086
	4,766,486	4,607,335
Fixed Assets Work in Progress	-	1,816,834
Total property and equipment, net	$5,016,573	$6,642,372

3.    Other assets:

Other assets include the cost and accumulated amortization of the non-compete agreement (see Note 11). Other assets also include a signing bonus the Company paid in accordance with the terms of a five year lease agreement to lease gaming devices to a customer. This signing bonus was paid to allow the lessee to prepare the location for the installation of our equipment. The signing bonus is being amortized over the initial lease period of 60 months, beginning in 2004 in the amount of $24,000 per year for 2007 and $8,000 for 2008.

If the lease, which expires in April 2008, is terminated prior to its expiration, a pro rata share of the payment will be returned to FortuNet.

	December 31,
	2005	2006
Non-compete agreement	$1,290,417	$1,290,417
Signing bonus	120,000	120,000
Other	40,655	44,723
Accumulated amortization	(960,123)	(1,378,417)
	$490,949	$76,723

4.    Notes payable:

The note payable to a former Millennium officer (see Note 11), with interest imputed at 5%, was paid in full with the final payment made November 1, 2006.

5.   Commitments and contingencies:

During 2005, the Company entered into a lease agreement for office space and production facility, which began on May 15, 2005 and expires on December 31, 2010. The lease contains escalating rent payments. Rent expense is recognized on a straight-line basis over the lease term. Rental expense was $60,000 and $125,528 and $135,413 in 2004, 2005 and 2006, respectively. Minimum rental payments for the remainder of the term of the lease are as follows:

Year	Amount
2007	121,996
2008	125,799
2009	129,577
2010	120,241

At December 31, 2006, the Company has entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate approximately $1,600,000.

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

6.   Income taxes:

The income tax provisions consist of the following:

	Years ended December 31,
	2004	2005	2006
Current:
Federal	$1,221,198	$1,399,311	$802,606
State	172,846	208,593	143,445
Total current	1,394,044	1,607,904	946,051
Deferred:
Federal	(8,984)	(261,975)	(144,112)
State	(1,271)	(39,052)	(25,756)
Total deferred	(10,255)	(301,027)	(169,868)
Total income tax provision	$1,383,789	$1,306,877	$776,183

FortuNet has revenues derived in Canada, but is not obligated to pay Canadian income tax per the Canada Exemption under the Canada-US Tax Convention whereby residents of the USA with no permanent establishment situated in Canada are only taxable in the USA.

The following are the principal components of deferred tax assets occurring as a result of transactions being reported in different years for financial and tax reporting:

	December 31,
	2005	2006
Deferred tax assets:
Allowance for doubtful accounts	$12,716	$13,059
Other assets, principally due to different tax and financial amortization lives	372,285	490,958
Inventories, principally due to capitalization for tax purposes	44,320	37,069
Property and equipment primarily due to differences in depreciation	348,670	369,753
Accrued expenses	25,568	62,588
Total deferred tax assets	$803,559	$973,427
Net deferred tax (liability) asset	$803,559	$973,427

Amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2005	2006
Deferred tax asset:
Current	$82,604	$112,716
Long-term	720,955	860,711
	$803,559	$973,427

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Years ended December 31,
	2004	2005	2006
Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.6	4.8	4.2
Federal tax credit	(1.6)	(1.8)	(2.8)

Municipal bond interest income			(17.7)
Basis difference for stock grants			7.8
Other	.1		2.2
Effective tax rate	37.1%	37.0%	27.7%

7.   Research and development:

Research and development costs are primarily for costs of software and hardware development and continued enhancements for the electronic gaming systems that the Company leases to customers. The total amount of research and development was $367,821 in 2004, $927,800 in 2005 and $648,463 in 2006. A portion of overall research and development costs totaling $835,378 was capitalized in 2006 in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.

8.   Retirement plan:

The Company sponsors a 401(k) plan in which employees may defer up to 15% of their earnings. The Company may make contributions at the discretion of the board of directors. The Company has made no contributions to the plan.

9.    Legal and patent settlements and litigation:

The Company settled a patent infringement lawsuit in August 2002. As part of the settlement, the Company will receive a license fee based upon the number of electronic devices placed in service after the agreement through the expiration of the last patent in 2012; with total fees not to exceed $375,000. The Company received approximately $58,000 in 2004 and $31,000 for the year ended 2005.

The Company is pursuing a patent infringement lawsuit against one of its competitors, the recently merged Planet Bingo, LLC and Melange Computer Services, Inc. The lawsuit involves two patents that the Company allege are infringed by the defendants. The Company filed this action in May 2004 in the United States Federal Court, District of Nevada. The Company is seeking unspecified monetary damages and injunctive relief. The defendants have counter-claimed that our patents are invalid and that our operations infringe on one or more of their patents.

In 2006, we commenced a civil action under the federal Racketeer Influenced Corrupt Organization (RICO) law proceeding against our competitor GameTech International, Inc.

The Company believes that the final resolution of any such threatened or pending litigation, individually or in the aggregate, is not likely to have a material adverse effect on the Company’s business, cash flow, results of operations or financial position.

10.   Allowance for doubtful accounts:

	Balance at beginning of period	Additions charged to expenses	Other	Write-offs, net of collections	Balance at end of period
Allowance for doubtful accounts, deducted from accounts receivable, for the year ended December 31.

2004	120,000	212,011	--	(141,578)	190,433
2005	190,433	--	(10,922)	(145,145)	34,366
2006	34,366	--	--	--	34,366

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

12.   Equity Incentive Plans:

On October 21, 2005, the Company’s Board of Directors adopted two equity incentive plans, the 2005 Stock Incentive Plan and the 2005 Stock Incentive Plan for Independent Directors. The 2005 Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, phantom stock rights, bonus stock and awards for employees or independent contractors. Participation in the 2005 Stock Incentive Plan for Independent Directors is limited to those individuals whom, on the date of issue of the award, are non-employee directors, as defined in Rule 16b-3 under the Securities Act. A total of 725,000 shares of common stock has been reserved for issuance under the 2005 Stock Incentive Plan and 100,000 shares has been reserved for issuance under the 2005 Stock Incentive Plan for Independent Directors. The exercise price for each incentive stock option granted under the 2005 Stock Incentive Plan may not be less than 85% of the fair market value of the common stock on the date of the grant. The plans will terminate ten years after the date of its adoption, unless earlier terminated by the Board of Directors. Options have been granted during 2006 of 76,000 shares with 15,000 shares being forfeited during the year leaving a balance of 61,000 share options to purchase shares of our common stock under these plans. All options granted in 2006 have a three year vesting period and a five year life. Option costs during 2006 that were expensed were $82,632 and option cost capitalized $60,648.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for all options granted:

		December 31, 2006
		Range	Average
Weighted	Expected volatility	59.67 - 78.4%	59.98%
Average	Expected dividend yield		0.00%
Assumptions	Expected life(term)	3.5 years	3.5 years
	Risk-free interest rate	4.71%	4.71%

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of the grant. The expected life of options was determined by using the simplified method of Staff Accounting Bulletin 107. Expected volatility of stock was calculated using historical and implied volatilities. The company applied an estimated forfeiture rate of 22% to the 2006 grants. This rate was calculated based upon historical activity and is an estimate of granted shares not expected to vest. If actual forfeitures differ from the expected rate, the Company may be required to make additional adjustments to compensation expense in future period.

A summary of the Company’s incentive stock option activity and related information for the year ended December 31, 2006 is shown in the following table:

		Weighted Average		Aggregate
		Shares	Exercise Price	Intrinsic Value	Grant Date FV
	Outstanding beginning of year	-
Summary of	Granted	76,000	$15.44		$7.53
Stock Option	Forfeited	15,000	$18.32		$9.46
Activity	Exercised	-	$-		$-
	Expired	-	$-		$-
	Outstanding end of year	61,000	$14.73	$ (281,440)	$7.06
	Vested	-	$-		$-
	Non-vested	61,000	$14.73	$(281,440)	$7.06

At December 31, 2006, the range of exercise prices was $14.62 - $21.56 and the weighted-average remaining contractual life was 52 months.

As of December 31, 2006, the total compensation cost related to nonvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was $158,174. The cost will be amortized on a weighted average basis over the remaining vesting period of the stock options which was 27 months at December 31, 2006.

The aggregate intrinsic value represents the difference between the closing price of our common stock on December 31, 2006, which was $10.12, and the exercised price, multiplied by the number of stock options as of the same date. This represents the amount that would have been lost by the stock option holders if they had all exercised their stock options on December 31, 2006. In future periods, this amount will change depending on fluctuations in our stock price.

13.   Increase in Authorized Capital:

On October 21, 2005, the Company restated its articles of incorporation to increase its authorized capital to 200,000,000 shares consisting of 150,000,000 common shares and 50,000,000 preferred shares, and issued 8,349,900 additional shares necessary to affect an 83,500-to-1 common stock split. All share and per share amounts are presented for all periods as if this split occurred on January 1, 2004.

14.   Stock Based Compensation:

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

On January 30, 2006, the Company issued 61,112 shares of restricted stock to two of its officers. On January 30, 2006, the Company issued 5,500 shares of restricted stock to independent members of the board of directors. All of these shares were vested at December 31, 2006.

Compensation cost for value related to restricted stock issued for the year ended December 31, 2006, including costs referred to in Note 5, totaled $1,049,508. These expenses are included in general and administrative expenses.

15.	Quarterly Financial Information (unaudited)

Summarized unaudited quarterly financial information for the years 2006 and 2005 are noted below:

	Year Ending December 31, 2006 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$3,978,783	$3,994,553	$4,075,618	$4,411,508
Gross Profit	$3,481,227	$3,449,926	$3,540,655	$3,855,952
Income from operations	$239,915	$(192,879)	$668,695	$1,203,025
Net Income	$190,599	$17,211	$547,292	$1,272,558
Net Income per share:	$0.02	$0.00	$0.05	$0.11

	Year Ending December 31, 2005 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$3,890,212	$3,581,524	$3,509,576	$3,703,602
Gross Profit	$3,287,089	$2,965,797	$2,946,396	$3,157,442
Income from operations	$954,676	$794,892	$888,386	$857,446
Net Income	$645,850	$505,579	$532,375	$541,418
Net Income per share:	$0.08	$0.06	$0.06	$0.07

$248,562 was credited to provision for taxes in the Statements of Operations in the fourth quarter due to adjustments in income tax liabilities. The tax rate used during the first three quarter of 2006 was 40.5%. This rate was based on the effect of stock grants on income taxes. The actual effective tax rate on December 31, 2006 was 27.7%. This reduction in the effective tax rate was the result of the management’s decision to invest company’s liquid assets primarily into tax exempt municipal bonds yielding a 17.7% reduction in the effective tax rate. The credit to provisions for taxes in the fourth quarter increased quarterly earnings per share by $0.02 earnings.

16.   New accounting pronouncements:

SFAS 157

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning in 2008. We are evaluating whether adoption of this statement will result in a change to our fair value measurements.

SAB 108

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for our fiscal year 2007 annual financial statements. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

FIN 48

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 prescribes the recognition threshold and measurement criteria for determining the tax benefit amounts to recognize in the financial statements. This interpretation is effective for us beginning in 2007. We are evaluating the potential impact of adopting this interpretation on our future results of operations, financial position or cash flows and expect minimal effect on future results of operations.

SFAS 154

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of errors. This statement is effective for us beginning in 2006. Although we have no current application for this statement, the adoption of this statement may affect our future results of operations, financial position or cash flows.

SFAS 123R (including FSP’s) and SAB 107

In December 2004, the FASB issued SFAS 123R (revised 2004), Share-Based Payment, replacing and superseding both SFAS 123, Accounting for Stock-Based Compensation, and APB 25, Accounting for Stock Issued to Employees. SFAS 123R requires fair value measurement and recognition in the financial statements for all share-based compensation arrangements. SFAS 123R also requires additional accounting and disclosures related to income tax effects and cash flows resulting from share-based compensation arrangements.

In March 2005, the SEC issued SAB 107, Share-Based Payment, providing interpretive guidance on SFAS 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS 123R with existing SEC guidance. The additional SAB 107 requirement for the classification of stock compensation expense to the same financial statement line as cash compensation affected our SG&A expenses. We adopted the provisions of SFAS 123R and SAB 107 in the first quarter of fiscal 2006.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2006 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective at the reasonable assurance level to enable the Company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion.

Changes in Internal Controls

We have not made any changes in our internal controls as a result of our evaluation of our disclosure controls and procedures as of December 31, 2006.

Accounting for Income Taxes

In connection with the evaluation described above, our Chief Executive Officer & Chief Financial Officer have concluded that there was a significant deficiency in our accounting for income taxes. In preparation of our tax provision for year ending December 31, 2006, we identified certain adjustments to our tax liability account and related income tax provision. All adjustments to correct these matters have been reflected in our consolidated financial statements of the year ending December 31, 2006.

The significant deficiency is the result of insufficient quantity of personnel in the accounting department to perform the necessary checks and balances for daily and year-end procedures, including the accounting for income taxes.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers and directors required by this Item is incorporated by reference to the section entitled “Proposal One — Election of Directors” in the Company’s Definitive Proxy Statement in connection with the 2007 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2006. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information required by 10A-3(d) of the Exchange Act is incorporated by reference to the section entitled “Board and Corporate Governance Matters” in the Proxy Statement.

We have adopted a Code of Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is available in print to any stockholder upon request. Requests for a copy of our Code of Ethics may be may be made by contacting us at our corporate offices. We may revise these policies from time to time. If we grant any waiver from a provision of the Code of Ethics to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver on a Current Report on Form 8-K will be filed within 4 business days of the amendment or waiver.

We have filed, as an exhibit to this Annual Report on Form 10-K, the certification required by Section 302 of the Sarbanes-Oxley Act of 2002 and the rules promulgated there under regarding the quality of our public disclosure.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to the section entitled “Executive Compensation” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Information regarding the Company’s equity compensation plans is incorporated by reference to the section entitled “Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to the sections entitled “Transactions with Related Persons” and “Director Independence” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the sections entitled “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
Report of Schechter Dokken Kanter Andrews & Selcer Ltd., Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2006
Consolidated Statement of Stockholder’s Equity (Deficiency) for the three years ended December 31, 2006
Consolidated Statements of Cash Flows for the three years ended December 31, 2006
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as they are either not required or not applicable or the required information is included in the consolidated financial statements or notes thereto.

3.	See Item 15(b)

(b) Exhibits:

Number	Description

3.1	Amended and Restated Articles of Incorporation of FortuNet, Inc.(2)
3.2	Amended and Restated Bylaws of FortuNet, Inc.(3)
4.1	Form of Certificate Representing Common Stock, $.001 Par Value Per Share, of FortuNet, Inc.(2)
10.1	Exempt Employment Agreement between FortuNet, Inc. and Jack B. Coronel, dated as of September 9, 2002(1)
10.2	Amendment No. 1 to Exempt Employment Agreement between FortuNet, Inc. and Jack B. Coronel, dated as of September 9, 2002(1)
10.3	Exempt Employment Agreement between FortuNet, Inc. and William R. Jacques, Jr., dated as of January 10, 2005(1)
10.4	FortuNet, Inc. 2005 Stock Incentive Plan(2)
10.5	FortuNet, Inc. 2005 Stock Option Plan for Independent Directors(2)
10.6	Standard Industrial/ Commercial Multi-Tenant Lease between FortuNet, Inc. and FKC Highland LLC, dated as of May 15, 2005(1)
10.7	Capital Markets Consulting Agreement between FortuNet, Inc. and Spiegel Partners, LLC, dated as of July 5, 2005(1)
10.8	Equipment Lease Agreement between K&B Sales, Inc., d/b/a Goodtime Bingo, and FortuNet, Inc., dated as of January 4, 1999(1)
10.9	Form of Stock Grant - FortuNet, Inc. 2005 Stock Incentive Plan (4)
10.10	Form of Stock Grant - FortuNet, Inc. 2005 Stock Incentive Plan for Independent Directors (4)
10.11	Letter from FortuNet, Inc. to Merle Berman dated January 20, 2006 regarding director compensation (4)
10.12	Letter from FortuNet, Inc. to Arthur Schleifer, Jr. dated January 20, 2006 regarding director compensation (4)

10.13	Letter from FortuNet, Inc. to Harlan W. Goodson dated January 20, 2006 regarding director compensation (4)
10.14	Letter from FortuNet, Inc. to Bradley P. Forst dated January 20, 2006 regarding director compensation (4)
10.15	Amendment to Capital Markets Consulting Agreement Between FortuNet, Inc. and Spiegel Partners, LLC dated as of January 30, 2006
21.1	Subsidiaries of FortuNet, Inc.(1)
23.1	Consent of Schechter Dokken Kanter Andrews & Selcer Ltd.
24.1	Powers of Attorney (included on signature page hereto)
31.1	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on September 16, 2005.
(2)	Incorporated by reference to Amendment No.1 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on October 27, 2005.
(3)	Incorporated by reference to Amendment No.3 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on November 21, 2005.
(4)	Incorporated by reference to Amendment No.5 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on January 24, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FortuNet, Inc.

By	/s/ Yuri Itkis
Yuri Itkis, Chief Executive Officer and
Chairman of the Board

By	/s/ William R. Jacques
William R. Jacques, Chief Financial Officer
Date: March 21, 2007

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

Signature	Title	Date
/s/ Yuri Itkis Yuri Itkis	Chief Executive Officer and Chairman of the Board	March 20, 2007
/s/ Boris Itkis Boris Itkis	Director, Director of Engineering and Chief Technical Officer	March 20, 2007
/s/ Merle Berman Merle Berman	Director	March 20, 2007
/s/ Bradley P. Forst Bradley P. Forst	Director	March 20, 2007
/s/ Harlan W. Goodson Harlan W. Goodson	Director	March 20, 2007
/s/Arthur Schleifer, Jr Arthur Schleifer, Jr.	Director	March 20, 2007