Form 10-Q
period 2007-03-31
Fortunet, Inc.
filed 2007-05-02
CIK 1337899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-Q
______________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

࿠	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:___________ to ___________

Commission file number: 000-51703
______________________
FortuNet, Inc.
(Exact name of Registrant as specified in its charter)
______________________

Nevada	88-0252188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2950 South Highland Drive, Suite C Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (702) 796-9090
______________________

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
☐ Yes ☒ No

As of March 31, 2007, there were 11,351,612 shares of the Registrant’s common stock, $0.001 par value, issued and outstanding.

FORTUNET, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2007

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FORTUNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$28,105,003	$26,468,808
Accounts receivable, net of
allowance for doubtful accounts	1,336,024	1,436,599
Inventories	1,553,148	1,333,970
Prepaid expenses	652,737	668,536
Deferred tax asset	280,921	112,716
Total current assets	31,927,833	30,020,629
Property and equipment, net of
accumulated depreciation	4,425,171	4,825,538
Fixed assets in construction	2,304,770	1,816,834
Other assets, net of accumulated
amortization	71,145	76,723
Deferred tax asset	834,987	860,711
Total assets	$39,563,906	$37,600,435

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$264,521	$136,341
Commissions payable	333,789	294,609
Accrued expenses	279,514	231,195
Income taxes payable	720,826	335,208
Total current liabilities	1,598,650	997,353
Stockholders' equity:
Common stock 0.001 par value 150,000,000 shares authorized, 11,341,612 shares issued and outstanding for December 31, 2006, and 11,351,612 shares issued and outstanding for March 31, 2007.	11,352	11,342
Additional paid in capital	29,711,472	29,620,830
Retained earnings	8,242,432	6,970,910
Total stockholders equity	37,965,256	36,603,082
Total liabilities and
stockholders' equity	$39,563,906	$37,600,435

     See notes to condensed consolidated financial statements.

FORTUNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended March 31,
	2007	2006

Sales revenue	$4,332,668	$3,978,783
Cost of revenue	547,536	497,556
Gross profit	3,785,132	3,481,227
Operating costs & expenses
General & administrative	1,222,476	1,685,178
Sales & marketing	1,384,488	1,297,925
Research & development	146,018	258,209
Total operating expenses	2,752,982	3,241,312

Income from operations	1,032,150	239,915

Other income	469,600	7,440
Investment income	233,984	80,116
Interest expense	(442)	(6,056)
Income before taxes	1,735,292	321,415
Provision for income taxes	463,770	130,816
Net income	$1,271,522	$190,599

Weighted average shares - basic	11,341,640	10,169,151
Earnings per share - basic	$0.11	$0.02
Weighted average shares - diluted	11,344,501	10,233,297
Per share earnings	$0.11	$0.02

     See notes to condensed consolidated financial statements.

FORTUNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,271,522	$190,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	450,754	432,170
Amortization	6,000	113,535
Stock issued for services	60,018	437,379
Deferred taxes	(142,481)	(22,374)
Change in operating assets and liabilities:
Accounts receivable	100,575	81,709
Inventories	(219,178)	(151,386)
Prepaid expenses	15,799	(221,575)
Other assets	(422)	(574)
Accounts payable	128,180	(20,075)
Accrued expenses	48,319	90,887
Commissions payable	39,180	151,411
Income tax payable	385,618	10,129
Net cash provided by operating activities	2,143,884	1,091,835

Cash flows from investing activities:
Purchase of equipment and property	(507,689)	(232,206)
Net cash used in investing activities	(507,689)	(232,206)

Cash flows from financing activities:
Sale of Stock	--	24,710,625
Cost of issuing stock	--	(295,908)
Payments on note payable	--	(143,892)
Net cash provided by financing activities	--	24,270,825

Net increase in cash and cash equivalents	1,636,195	25,130,454

Cash and cash equivalents, beginning	26,468,808	511,517
Cash and cash equivalents, ending	$28,105,003	$25,641,971

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$223,316	$143,060
Non-cash investing and financing activities:
Stock options capitalized	$30,634	$--

See notes to condensed consolidated financial statements.

FORTUNET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Interim Basis of Presentation:

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

Interim Basis of Presentation:

The accounting policies followed in the preparation of the financial information herein are the same as those summarized in the Company’s 2006 Annual Report on Form 10-K. The condensed consolidated balance sheet at December 31, 2006, was derived from audited consolidated financial statements at that date. The interim condensed consolidated financial information is unaudited and should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal and recurring adjustments that are necessary to fairly present the financial condition of the Company as of March 31, 2007, and the results of its operations and its cash flows for the three months ended March 31, 2007 and 2006, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year due to seasonality and other factors.

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

	March 11, 2007	December 31, 2006

Inventory	$1,377,745	$1,222,107
Inventory WIP	175,403	111,863
Total Inventories	$1,553,148	$1,333,970

3.	Earnings Per Share:

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

The following table sets forth the computations for basic and dilutive earnings per common share:

	Three months ended March 31,
	2007	2006
Net Income	$1,271,522	$190,599
Weighted average shares outstanding	11,341,640	10,169,151
Dilutive non-vested shares	2,861	64,146
Dilutive weighted average number of shares outstanding	11,344,501	10,233,297
Basic Earnings Per Share	$0.11	$0.02
Dilutive Earnings Per Share	$0.11	$0.02

4.	Recently Issued Accounting Pronouncements:

SFAS 159

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for us beginning in 2008. We are evaluating whether adoption of this statement will result in a change in our measuring methods.

SFAS 158

In February 2007, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. This statement is effective for us beginning in 2007. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

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

5.	Adoption of Recently Issued Accounting Pronouncements:

SAB 108

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for our fiscal year 2007 annual financial statements. The adoption of this statement had no material impact on our results of operations, financial position or cash flows.

FIN 48

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48.“Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. With the adoption of FIN 48 on January 1, 2007, we have an unrecognized tax benefit of $102,400 included in the accrued taxes on the balance sheet, which include a penalty and interest provision of 25% or $20,480, for possible state taxes for years 2002 and 2003 associated with our subsidiary Millennium Games, Inc. (“Millennium”), which are still subject to examination by tax authorities. As the result of adopting FIN 48 we recognized no adjustment to the liability for unrecognized tax benefits. The company recognizes interest and penalties with the tax provision expense.

6.	Stock Based Compensation:

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

On March 6, 2007, the Company issued 10,000 shares of restricted stock to independent members of the board of directors. Subject to the recipients’ continued service on our board of directors, 25% of these shares will vest upon the completion of each fiscal quarter of 2007, and upon the termination of any recipient’s service on our board of directors, all unvested shares will be forfeited back to the Company.

Compensation cost related to vested restricted stock for the three months ended March 31, 2007, was $19,175. Costs associated with these expenses are included in general and administrative expenses. A total of $57,525 of unrecognized compensation costs related to nonvested restricted stock is expected to be recognized over future periods.

7.	Commitments and contingencies:

At March 31, 2007, the Company has entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are for less than one year and, in the aggregate, amount to approximately $1,305,000.

8.     Research and development:

Research and development costs are primarily for costs of software and hardware development and continued enhancements for the electronic bingo systems that the Company leases to customers. The total amount of research and development was $258,209 and $146,018 during the three months ended March 31, 2006 and 2007, respectively.

9.    Legal and patent settlements:

The Company has settled a patent infringement lawsuit against Planet Bingo, LLC and its subsidiary, Melange Computer Services, Inc.

Currently, the Company is involved in a civil RICO lawsuit against GameTech International Incorporated and its subsidiary, GameTech Arizona Corporation.

The Company believes that the final resolution of any pending litigation, individually or in the aggregate, is not likely to have a material adverse effect on the Company’s business, cash flow, results of operations or financial position.

10.     Other Income:

We received a one time collection payment on a prior legal settlement in the amount of $469,586.

11.     Income Taxes:

We recorded our income tax provision at an effective rate of 26.7% for the three months ended March 31, 2007. This effective tax rate takes into account the tax exempt interest received in the amount of $212,837 creating a reduction from the statutory tax rate of approximately 9.8%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: (1) our expectation that the effectiveness of SFAS 158 will not have a material impact on our results of operations, financial position or cash flows; (2) our expectation that the effectiveness of SAB 108 will not have a material impact on our results of operations, financial position or cash flows; (3) our expectation with respect to our future recognition of compensation costs related to nonvested restricted stock; (4) our belief that the final resolution of pending litigation is not likely to have a material adverse effect on our business, cash flow, results of operations or financial position; (5) our belief that, upon approval of our wireless gaming devices by the Nevada gaming authorities, Nevada casino patrons will be able to play traditional casino games using our wireless player terminals; (6) our intention to continue to introduce other new products for the conventional bingo market segment; (7) our anticipation that we may in the future sell our gaming platforms rather than lease them; (8) our expectation that the development of our product revenue will require us to record costs of products sold (rather than leased); (9) our expectation of similar or increasing levels of litigation and legal expenses in the future; (10) our expectation that we will have costs similar to the costs associated with the stock grants to our directors in each of the remaining quarters of 2007; (11) our anticipation that our leasing revenue will be sufficient to fund our operating expenses in the short term and that long term cash is expected to be generated from existing operations and the selling or leasing of our products in new markets; (12) our expectation to incur significant additional expenses in connection with the procurement of equipment and components and manufacturing of player terminals to take advantage of business opportunities and our anticipation that these expenses will consume a substantial portion, if not all, of our recurring lease revenues; (13) our belief that our cash flow from operations will be adequate to meet our anticipated future requirements for working capital and capital expenditures for the next 12 months and for the foreseeable future; and (14) our plan to correct a significant deficiency in our accounting for income taxes by hiring additional accounting personnel.

Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to: (1) the possibility that we adopt or inherit, through acquisitions, defined benefit postretirement plans in the future; (2) the possibility that in the future we discover misstatements in prior financial statements; (3) the possibility that nonvested restricted stock is forfeited back to us upon termination of the stockholder’s service to us; (4) the inherent uncertainty of the litigation process and our inability to predict the outcome of litigation; (5) our failure to sell or lease our wireless player terminals to casinos; (6) resource limitations or a diversion of our resources and attention to endeavors other than introducing new products for the conventional bingo market segment; (7) customer resistance to buying equipment rather than leasing it or our inability to command a purchase price for the sale of our equipment that is more advantageous to us than the lease payments that we would forego; (8) our failure to sell our equipment to customers rather than lease it; (9) our avoidance of litigation in the future; (10) the forfeiture of unvested stock to us upon the termination of service of our directors; (11) an unexpected loss of customers or reductions in lease payment amounts due to competitive forces, and regulatory restrictions, resource limitations or insufficient product interest that precludes us from selling or leasing our products in new markets; (12) insufficient interest from casinos and their patrons for our player terminals; (13) an unexpected loss of customers or unanticipated capital expenses; and (14) difficulties in identifying, recruiting, training and retaining additional qualified accounting personnel in a competitive labor marketplace.

We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should also review the cautionary statements and discussion of the risks of our business set forth elsewhere herein under the heading “Risk Factors” under Part II, Item 1A and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K filed on March 21, 2007 and our Current Reports on Form 8-K.

Overview

We are an established and profitable manufacturer of multi-game and multi-player server-based gaming platforms. Our gaming platforms include networks of both wireless and stationary player terminals, cashier-based point-of-sale terminals, self-service point-of-sale kiosks and game file servers that conduct and control bingo games. Our gaming platforms have been adapted to conduct traditional casino games, such as keno, poker and slots, in addition to, and concurrently with, bingo.

We believe that the research and development efforts that we undertook in 2006 have made our field-proven mobile gaming platform compliant with the wireless gaming regulations promulgated by the Nevada Gaming Commission on March 23, 2006 and Mobile Gaming System Policies published by Nevada Gaming Commission on July 21, 2006. Accordingly, we submitted our mobile gaming platform for review by the Nevada gaming authorities in 2006. Our gaming platforms currently enable patrons to play bingo using either our wireless or our stationary player terminals. In addition, our gaming platforms currently enable patrons to play traditional casino games using our stationary player terminals. We have also successfully completed the field testing of our wireless player terminals that enable patrons to play traditional casino games on a limited basis on cruise lines. If our wireless gaming devices are approved by the Nevada gaming authorities, Nevada casino patrons will be able to play traditional casino games using our wireless player terminals. However, there can be no assurance that we will obtain such approval in the foreseeable future or at all.

Since our inception, we have been a technology innovator in the gaming equipment industry. We helped to define the core concepts of modern gaming technologies including server-based networks, concurrent multi-gaming, cashless gaming, downloadable gaming and, notably, mobile gaming. We continue to focus on research and development and have recently upgraded our fourth generation wireless player terminal to serve as a multi-game platform that enables patrons to play traditional casino games in casino public areas in addition to playing bingo. We also recently introduced and started selling new advanced bingo and keno flashboards that utilize long-life color light emitting diodes instead of conventional incandescent lamps. We also recently introduced advanced automatic ball blowers for bingo, keno and lottery applications working in conjunction with our flashboards and player terminals. We intend to continue to introduce other new products for the conventional bingo market segment.

Almost all of our revenues are currently generated by placing electronic bingo systems in bingo halls under contracts based on (a) a fixed fee per use per session, (b) a fixed weekly fee per terminal, or (c) a percentage of the revenue generated by each terminal. Our revenue growth is affected by player acceptance of electronic bingo as an addition or an alternative to paper bingo in our existing customer establishments, our ability to expand operations into new markets and our ability to increase our market share in the existing market. Our stationary bingo player terminals generate greater revenue per player terminal than our wireless bingo player terminals, but also require a greater initial capital investment. As our customer base changes from period to period through the addition of new customers or the loss of existing customers, we experience an increase in rental revenue due to the addition of customers and a decrease in rental revenue due to the loss of customers. Our rental revenue is also affected from period to period as a result of changes in operations at our existing customer locations, which result from numerous factors over which we have little or no control.

We typically install our electronic bingo systems at no charge to our customers and we capitalize all direct costs. We record depreciation of bingo equipment over a five-year estimated useful life using the straight-line method of depreciation.

We anticipate that at some point in time, we may begin selling our gaming platforms for use in conducting traditional casino games, instead of entering into lease contracts as we do now, or pursuant to purchase options contained in lease contracts. At that time, our revenue may include product revenue from sales of equipment, in addition to our leasing revenue. At such time, our product revenue will be determined by the then current price for our products and our unit-volume sales.

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

(b) general and administrative expenses, including the costs of activities associated with the management of our company and related support, which includes all payroll and benefits other than payroll in connection with research and development activities, travel costs, professional fees, facility lease expenses and bad debt expense reserves;

(c) sales and marketing expenses, consisting primarily of commissions paid to distributors for promoting and supporting our products and related marketing costs; and

(d) costs of research and development activities geared to the further development of our gaming platform, including labor costs and costs of hardware and software testing, prototyping and development tools.

We envision that the development of our product revenue will require us to record costs of products sold (rather than leased) that include materials, labor, and direct and indirect manufacturing costs and associated warranty costs.

Millennium, our wholly owned subsidiary, distributes our bingo products in selected territories in the United States. All of our other operations, including the operation and maintenance of our bingo products in all territories and the exclusive distribution of our bingo products in Nevada, Texas and Washington, are conducted by FortuNet.

During the three months ended March 31, 2007, we incurred $140,594 in legal expenses primarily due to ongoing patent infringement litigation against defendants Planet Bingo, LLC and Melange Computer Services, Inc. and a civil RICO litigation against defendants Game Tech International, Inc and Game Tech Arizona, Inc. Our legal expenses increased in comparison to the $130,897 in legal expenses for the three months ended March 31, 2006. We expect similar or increasing levels of litigation and other legal expenses in the future.

Deferred taxes are primarily the result of differences in tax and financial amortization lives of other assets and differences of property and equipment depreciation.

Application of Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the reporting date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, player terminal depreciation and litigation. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

There has been no material change in the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements from the critical accounting policies described in our Annual Report on Form 10-K for fiscal year ended December 31, 2006.

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

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of revenue for each of the periods indicated:
Consolidated Income Statement

	Three months ended March 31,
	2007		2006
Revenues
Sales Revenue	$4,332,668	100.0%	$3,978,783	100.0%
Cost of Revenue	547,536	12.6%	497,556	12.5%
Gross Profit	3,785,132	87.4%	3,481,227	87.5%
Operating Costs & Expenses
General & Administrative	1,222,476	28.2%	1,685,178	42.4%
Sales & Marketing	1,384,488	32.0%	1,297,925	32.6%
Research & Development	146,018	3.4%	258,209	6.5%
Total Operating Expenses	2,752,982	63.6%	3,241,312	81.5%

Income from Operations	1,032,150	23.8%	239,915	6.0%

Other Income	469,600	10.8%	7,440	0.2%
Investment Income	233,984	5.4%	80,116	2.0%
Interest Expense	(442)	(0.0)%	(6,056)	(0.1)%
Income Before Taxes	1,735,292	40.0%	321,415	8.1%
Provision for Income Taxes	463,770	10.7%	130,816	3.3%
Net Income	$1,271,522	29.3%	$190,599	4.8%

Three Months Ended March 31, 2007 and March 31, 2006

Sales revenue. Sales revenue was $4,332,668 for the three months ended March 31, 2007, as compared to $3,978,783 for the three months ended March 31, 2006, an increase of $353,885, or 8.9%. This increase was due primarily to the deployment of additional bingo player units throughout 2006 and the first quarter of 2007.

For the three months ended March 31, 2007, the net change in our revenue as a result of changes in our customer base was an increase in revenue of $162,011 and the net change in revenue as a result of changes in operations at our existing customer locations was an increase of revenue of $191,874.

Cost of revenue. Cost of revenue was $547,536 for the three months ended March 31, 2007, compared to $497,556 for the three months ended March 31, 2006, an increase of $49,980, or 10.0%. The increase in cost of revenue was attributable primarily to the increase in depreciation, installation and maintenance expenses. Specifically, the depreciation cost for the three months ended March 31, 2007 was $431,014 as compared to $416,069 for the three months ended March 31, 2006. Our installation, maintenance and shipping expense also increased to $116,522 for the three months ended March 31, 2007 from $81,488 for the three months ended March 31, 2006. This increase was partially attributable to an increase in the rate of new installations of player units in the first quarter of 2007 as compared to the first quarter of 2006. As a result of this overall increase in costs, our gross margin slightly decreased to 87.4% for the three months ended March 31, 2007 from 87.5% for the three months ended March 31, 2006.

General and Administrative. General and administrative expenses were $1,222,476, or 28.2% of revenue, for the three months ended March 31, 2007 compared to $1,685,178, or 42.4% of revenue, for the three months ended March 31, 2006, a decrease of $462,702, or 27.5%. This cost decrease was achieved primarily due to the absence of costs associated with the transition of the Company from a privately held entity to a publicly traded corporation in 2006 specifically including the consulting services provided by Spiegel Partners LLC (with a first quarter 2006 cost of $193,200) and the costs associated with the stock grants to certain of our executives (in the amount of $275,004) and to our directors (in the amount of $12,375). In the quarter ending March 31, 2007 we had costs associated with stock grants to our directors in the amount of $19,175. We will have costs similar to the costs associated with the stock grants to our directors in each of the remaining quarters of 2007. Our litigation and other legal expenses increased from $130,897 during the three months ended March 31, 2006 to $140,594, or 7.4%, during the three months ended March 31, 2007.

Sales and marketing. Sales and marketing expenses were $1,384,488, or 32.0% of revenue, for the three months ended March 31, 2007, compared to $1,297,925, or 32.6% of revenue, for the three months ended March 31, 2006, an increase of $86,563, or 6.7%. This increase was attributable primarily to the expansion of our distribution channel through our distributors.

Research and development. Research and development expenses were $146,018, or 3.4% of revenue, for the three months ended March 31, 2007, compared to $258,209, or 6.5% of revenue, for the three months ended March 31, 2006, an decrease of $112,191, or 43.4%. The decrease in research and development expense was primarily the result of reaching a technological feasibility phase by our Mobile Gaming Platform requiring a portion of overall research and development costs totaling $220,507 to be capitalized in the quarter ending March 31, 2007 in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.

Other income and investment income. Interest income from investments for the three months ended March 31, 2007 was $233,562 or 5.4% of revenue, compared to $80,116 or 2.0% of revenue, for the three months ended March 31, 2006, and increase of $153,868, or 192.1%. .We also received a one time collection payment on a prior legal settlement, which was assigned to a third party for collection in January 1998, in the amount of $469,586.

Provision for income taxes. An income tax provision of $463,770 with an effective tax rate of 26.7% was recorded for the three months ended March 31, 2007, compared to $130,816 with an effective tax rate of 40.7% for the three months ended March 31, 2006, an increase of $332,954, or 254.5%. This increase was primarily due to an increase in taxable income during the three months ended March 31, 2007. The decrease in effective tax rate is attributable primarily to the decision to invest available liquid assets primarily into tax exempt instruments.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily with revenue generated from the leasing of our bingo products. In January 2006 we successfully completed our initial public offering of our common stock. As of March 31, 2007, our principal sources of liquidity were cash and cash equivalents of $28,105,003 and accounts receivable (net of allowance for doubtful accounts) of $1,333,219. We anticipate that our leasing revenue, which is our principal source of revenue today, will be sufficient to fund our operating expenses in the short term. Long term cash is expected to be generated from existing operations and also through selling or leasing of our products in new markets.

We expect to incur significant additional expenses in connection with the procurement of equipment and components and the manufacturing of additional stationary and wireless player terminals to take advantage of business opportunities. We anticipate that these expenses will consume a substantial portion, if not all, of our recurring lease revenues. Except to the extent we become obligated under supply contracts that we enter into to procure equipment and components, our fixed payment commitments are limited to our facilities lease.

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

Summary of Consolidated Statements of Cash Flow

	Three Months Ended March 31
	2007	2006
Net Cash provided by operating activities	$2,143,884	$1,091,835
Net cash used in investing activities	(507,689)	(232,206)
Net cash used in financing activities	--	24,270,825
Net increase (decrease) in cash and cash equivalents	1,636,195	25,130,454
Cash and cash equivalents, beginning	26,468,808	511,517
Cash and cash equivalents, ending	$28,105,003	$25,641,971

Operating Activities

For the three months ended March 31, 2007, net cash of $2,143,884 provided by operating activities was primarily due to net income of $1,271,522, depreciation and amortization of $456,754, stock issued for services of $60,018 and change in operating assets and liabilities of $355,590. For the three months ended March 31, 2006, net cash of $1,091,835 provided by operating activities was primarily due to net income of $190,599, depreciation and amortization of $545,705 stock issued for services of $437,379 and change in operating assets and liabilities of $(81,848). The increase in net cash provided by operating activities during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily due to the increase in operating income for the three months ending March 31, 2007.

Investing Activities

For the three months ended March 31, 2007, $507,689 of net cash was used for investing activities, with $50,388 being used to fund the manufacturing of additional equipment for lease to our customers and the balance spent on other capital expenditures.

For the three months ended March 31, 2006, $232,206 of net cash was used for investing activities, with $208,785 being used to fund the manufacturing of additional equipment for lease to our customers and the balance spent on other capital expenditures.

Financing Activities

For the three months ended March 31, 2007, no net cash was provided by financing activities.

For the three months ended March 31, 2006, $24,270,825 of net cash was raised through financing activities associated with $24,710,625 raised as a result of the sale of our stock in our initial public offering less cost of issuing stock of $295,908.

Off-Balance Sheet Arrangements

As of March 31, 2007, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, credit risk, commodity prices and equity prices. Our primary exposure to market risk is due to the fact that certain parts, components and subassemblies for our products are manufactured outside of the United States, which exposes us to the risk of foreign currency fluctuations, political and economic instability and diluted protection of intellectual property. We are most affected by fluctuations in the value of currencies in southeast Asia. We are also subject to significant credit risk resulting from the fact that a significant portion of our accounts receivable are owed to us by relatively few of our customers. One customer made up 33.1% and 29.2% of rental revenues for the three months ended March 31, 2007 and 2006, respectively. Furthermore, one other customer made up 9.5% and 9.8% of the accounts receivable balance for the three months ended March 31, 2007 and 2006, respectively. If these few customers fail to perform their obligations to us, we may lose a significant portion of our revenue. We do not require collateral to extend credit to our customers but we do perform ongoing credit evaluations of our customers’ financial condition.

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of March 31, 2007 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007 our disclosure controls and procedures were effective at the reasonable assurance level to enable the company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion.

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting identified in management’s evaluation during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Accounting for Income Taxes

In connection with a prior evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that there was a significant deficiency in our accounting for income taxes. In preparation of our tax provision for year ending December 31, 2006, we identified certain adjustments to our tax liability account and related income tax provision. All adjustments to correct these matters were reflected in our consolidated financial statements for the year ended December 31, 2006.

The significant deficiency is attributable primarily to the lack of personnel in our accounting department to thoroughly perform the necessary checks and balances for daily and year-end procedures, including the accounting for income taxes. We are planning to correct this deficiency by hiring additional accounting personnel.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 30, 2007, we settled a patent infringement lawsuit against two of our competitors, Planet Bingo, LLC and Melange Computer Services, Inc. involving two of our patents. We alleged that both patents were infringed by Planet Bingo, LLC and that one of the patents was infringed by Melange Computer Services, Inc. We commenced the action in May 2004 in the United Stated Federal Court, District of Nevada. We sought unspecified monetary damages and injunctive relief. The defendants counter-claimed that our patents were invalid and that our operations infringed their patents. As part of the settlement, the parties agreed to dismiss all claims and counter-claims.

In March 2006 we commenced a civil action under the federal Racketeer Influenced Corrupt Organization (RICO) law in the United States District Court of Nevada against GameTech International Incorporated and its subsidiary, GameTech Arizona Corporation.

We believe that the final resolution of any pending litigation, individually or in the aggregate, is not likely to have a material adverse effect on our business, cash flow, results of operations or financial position.

In rare instances, we are threatened with or named as a defendant in lawsuits arising in the ordinary course of business, such as personal injury claims and unemployment-related claims and from time to time, we also prosecute various collection claims against delinquent customers.

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

The market for gaming devices generally is intensely competitive, and we expect competition to increase and intensify as the market for mobile gaming devices develops. We currently compete with other providers of electronic bingo products, such as VKGS, LLC, or Video King, formerly a division of BK Entertainment Corp., GameTech International, Inc., the recently merged Planet Bingo, LLC and Melange Computer Services, Inc., Blue Dog, Inc. Electronic Game Solutions, Inc . and California Concepts, Inc. in the marketing of our BingoStar wireless bingo systems. Although none of our competitors that manufacture mobile bingo devices is currently licensed in Nevada other than GameTech International, Inc., we may face competition from these providers in the market for mobile gaming devices in the future. Given the market penetration, name recognition, marketing resources and familiarity with the gaming device industry generally, traditional casino game device manufacturers could be a significant competitive threat to us. We expect fierce competition from multiple large competitors dominating their respective markets in our expansion efforts, such as Aristocrat Leisure, Ltd., International Game Technology, Alliance Gaming Corporation, WMS Gaming Inc. and Shuffle Master, Inc., that may enter the market for mobile gaming devices. In addition, we may in the future face potential competition from new entrants into the gaming device market, such as Cantor Fitzgerald LP, a large financial services company that already offers wireless sports betting in the United Kingdom, and at least two other gaming technology companies, Chimera Technology Corp. and Diamond I, Inc. Finally, traditional casino operators, most of whom are much larger than us, may attempt to enter the emerging mobile gaming market. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, proprietary technology, significantly greater financial, marketing and other resources and more readily available access to capital that could allow them to respond more quickly to new or changing opportunities.

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

ITEM 6. EXHIBITS

See Exhibit Index.

Exhibit Index

Number		Description

3.1		Amended and Restated Articles of Incorporation of FortuNet, Inc.(2)
3.2		Amended and Restated Bylaws of FortuNet, Inc.(3)
4.1		Form of Certificate Representing Common Stock, $.001 Par Value Per Share, of FortuNet, Inc.(2)
10	.1*	Exempt Employment Agreement between FortuNet, Inc. and Jack B. Coronel, dated as of September 9, 2002(1)
10	.2*	Amendment No. 1 to Exempt Employment Agreement between FortuNet, Inc. and Jack B. Coronel, dated as of September 9, 2002(1)
10	.3*	Exempt Employment Agreement between FortuNet, Inc. and William R. Jacques, Jr., dated as of January 10, 2005(1)
10	.4*	FortuNet, Inc. 2005 Stock Incentive Plan(2)
10	.5*	FortuNet, Inc. 2005 Stock Option Plan for Independent Directors(2)
10.6		Standard Industrial/ Commercial Multi-Tenant Lease between FortuNet, Inc. and FKC Highland LLC, dated as of May 15, 2005(1)
10.7		Capital Markets Consulting Agreement between FortuNet, Inc. and Spiegel Partners, LLC, dated as of July 5, 2005(1)
10.8		Equipment Lease Agreement between K&B Sales, Inc., d/b/a Goodtime Bingo, and FortuNet, Inc., dated as of January 4, 1999(1)
10	.9*	Form of Stock Grant - FortuNet, Inc. 2005 Stock Incentive Plan (4)
10	.10*	Form of Stock Grant - FortuNet, Inc. 2005 Stock Incentive Plan for Independent Directors (4)
10	.11*	Letter from FortuNet, Inc. to Merle Berman dated January 20, 2006 regarding director compensation (4)
10	.12*	Letter from FortuNet, Inc. to Arthur Schleifer, Jr. dated January 20, 2006 regarding director compensation (4)
10	.13*	Letter from FortuNet, Inc. to Harlan W. Goodson dated January 20, 2006 regarding director compensation (4)
10	.14*	Letter from FortuNet, Inc. to Bradley P. Forst dated January 20, 2006 regarding director compensation (4)
10	.15*	Amendment to Capital Markets Consulting Agreement Between FortuNet, Inc. and Spiegel Partners, LLC dated as of January 30, 2006
21.1		Subsidiaries of FortuNet, Inc.(1)
23.1		Consent of Schechter Dokken Kanter Andrews & Selcer Ltd.
24.1		Powers of Attorney (included on signature page hereto)
31.1		Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
31.2		Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on September 16, 2005.
(2)	Incorporated by reference to Amendment No.1 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on October 27, 2005.
(3)	Incorporated by reference to Amendment No.3 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on November 21, 2005.
(4)	Incorporated by reference to Amendment No.5 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on January 24, 2006.
(5)	Incorporated by reference to our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2006 filed with the Commission on March 21, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FortuNet, Inc.

By	/s/ Yuri Itkis
Yuri Itkis, Chief Executive Officer and
Chairman of the Board

By	/s/ William R. Jacques
William R. Jacques, Chief Financial Officer
Date: May __, 2007