Form 10-Q
period 2007-06-30
Fortunet, Inc.
filed 2007-08-03
CIK 1337899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-Q
______________________

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                                                                                  [x]    Yes   [  ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]                                      Accelerated filer   [  ]                                       Non-accelerated filer  [ x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes  [ x] No

As of June 30, 2007, there were 11,351,279 shares of the Registrant’s common stock, $0.001 par value, issued and outstanding.

FORTUNET, INC.
FORM 10-Q
QUARTER ENDED June 30, 2007

PART I FINANCIAL INFORMATION

ITEM 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FORTUNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$27,932,136	$26,468,808
Accounts receivable, net of
allowance for doubtful accounts	1,360,299	1,436,599
Income tax receivable	260,505	--
Inventories	1,600,539	1,333,970
Prepaid expenses	473,469	668,536
Deferred tax asset	195,216	112,716
Total current assets	31,822,164	30,020,629
Property and equipment, net of
accumulated depreciation	4,518,357	4,825,538
Fixed assets in construction	2,617,403	1,816,834
Other assets, net of accumulated
amortization	64,575	76,723
Deferred tax asset	887,949	860,711
Total assets	$39,910,448	$37,600,435

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$364,394	$136,341
Commissions payable	346,295	294,609
Accrued expenses	236,709	231,195
Income taxes payable	--	335,208
Total current liabilities	947,398	997,353
Stockholders' equity:
Common stock 0.001 par value 150,000,000 shares authorized, 11,341,612 shares issued and outstanding for December 31, 2006, and 11,351,279 shares issued and outstanding for June 30, 2007.	11,351	11,342
Additional paid in capital	29,779,604	29,620,830
Retained earnings	9,172,095	6,970,910
Total stockholders’ equity	38,963,050	36,603,082
Total liabilities and
stockholders' equity	$39,910,448	$37,600,435

     See notes to condensed consolidated financial statements.

FORTUNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ending June 30,		Six Months Ending June 30,
	2007	2006	2007	2006

Sales Revenue	$4,163,890	$3,994,553	$8,496,557	$7,973,336
Cost of Revenue	631,472	544,627	1,179,007	1,042,183
Gross Profit	3,532,418	3,449,926	7,317,550	6,931,153
Operating Costs & Expenses
General & Administrative	1,048,078	2,262,862	2,270,552	3,948,040
Sales & Marketing	1,346,136	1,269,928	2,730,624	2,567,853
Research & Development	138,801	110,015	284,820	368,224
Total Operating Expenses	2,533,015	3,642,805	5,285,996	6,884,117

Income (loss) from operations	999,403	(192,879)	2,031,554	47,036

Other Income	36	36,087	469,636	43,527
Investment Income	280,709	188,849	514,693	268,965
Interest Expense	(19,016)	(4,212)	(19,459)	(10,268)
Income Before Taxes	1,261,132	27,845	2,996,424	349,260
Provision for income taxes	331,469	10,634	795,239	141,450
Net Income	$929,663	$17,211	$2,201,185	$207,810

Weighted average shares - basic	11,343,339	10,730,633	$11,343,339	$10,730,633
Earnings per share - basic	$0.08	$0.00	0.19	0.02
Weighted average shares – diluted	11,346,918	10,787,641	11,346,918	10,787,641
Per share earnings	$0.08	$0.00	$0.19	$0.02

     See notes to condensed consolidated financial statements.

 FORTUNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,201,185	$207,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	908,126	888,421
Amortization	12,000	227,071
Stock issued for services	110,642	983,774
Deferred taxes	(109,738)	(89,908)
Change in operating assets and liabilities:
Accounts receivable	76,300	84,638
Income tax receivable	(260,505)	(159,490)
Inventories	(266,569)	(62,456)
Prepaid expenses	195,067	(26,389)
Other assets	148	(2,967)
Accounts payable	228,053	143,953
Commissions payable	51,686	97,409
Accrued expenses	5,514	68,371
Income tax payable	(335,208)	(158,446)
Net cash provided by operating activities	2,816,701	2,201,791

Cash flows from investing activities:
Purchase of equipment and property	(1,353,373)	(1,934,447)
Net cash used in investing activities	(1,353,373)	(1,934,447)

Cash flows from financing activities:
Sale of Stock	--	24,710,625
Cost of issuing stock	--	(295,908)
Payments on note payable	--	(289,590)
Net cash provided by financing activities	--	24,125,127

Net increase in cash and cash equivalents	1,463,328	24,392,471

Cash and cash equivalents, beginning	26,468,808	511,517
Cash and cash equivalents, ending	$27,932,136	$24,903,988

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,503,974	$547,337
Cash paid for interest	$19,459	$10,268
Non-cash investing and financing activities:
Stock options capitalized	$48,141	$23,278

See notes to condensed consolidated financial statements.

FORTUNET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Interim Basis of Presentation:

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

Interim Basis of Presentation:

The accounting policies followed in the preparation of the financial information herein are the same as those summarized in the Company’s 2006 Annual Report on Form 10-K. The condensed consolidated balance sheet at December 31, 2006, was derived from audited consolidated financial statements at that date. The interim condensed consolidated financial information is unaudited and should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal and recurring adjustments that are necessary to fairly present the financial condition of the Company as of June 30, 2007, and the results of its operations and its cash flows for the six months ended June 30, 2007 and 2006, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year due to seasonality and other factors.

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

	June 30, 2007	December 31, 2006
Inventory	$ 1,323,414	$ 1,222,107
Inventory WIP	277,125	111,863
Total Inventories	$ 1,600,539	$ 1,333,970

3.	Earnings Per Share:

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

The following table sets forth the computations for basic and dilutive earnings per common share:

	Three months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Net Income	$ 929,663	$ 17,211	$ 2,201,185	$ 207,810
Weighted Average number of shares outstanding	11,343,339	10,730,633	11,343,339	10,730,633
Diluted non-vested stock	3,579	11,081	3,579	11,081

Diluted weighted average number of shares outstanding	11,346,918	10,787,641	11,346,918	10,787,641

Basic Earnings Per Share	$ 0.08	$ 0.00	$ 0.19	$ 0.02
Diluted Earnings Per Share	$ 0.08	$ 0.00	$ 0.19	$ 0.02

4.	Recently Issued Accounting Pronouncements:

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

FIN 48

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48.“Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. With the adoption of FIN 48 on January 1, 2007, we have an unrecognized tax benefit of $102,400 included in the accrued taxes on the balance sheet, which include a penalty and interest provision of 25% or $20,480, for possible state taxes for years 2002 and 2003 associated with our subsidiary Millennium Games, Inc. (“Millennium”), which are still subject to examination by tax authorities. As the result of adopting FIN 48 we recognized no adjustment to the liability for unrecognized tax benefits. The company recognizes interest and penalties with the tax provision expense.

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

On March 6, 2007, the Company issued an aggregate of 10,000 shares of restricted stock to non-employee members of the board of directors. These shares were subject to vesting restrictions based upon the recipients’ continued service on our board of directors.  Upon the termination of any recipient’s service on our board of directors, all unvested shares will be forfeited back to the Company.

     On May 2, 2007, 3,000 of these shares of restricted stock to non-employee members of the board of directors were forfeited back to the Company upon such persons ceasing to serve as directors. On May 9, 2007, the Company issued 2,667 shares of restricted stock to a new non-employee member of the board of directors.  Subject to the recipient’s continued service on our board of directors, 667 shares have vested at the end of June 2007, 1,000 shares will vest upon the completion of each additional fiscal quarter of 2007, and upon the termination of any recipient’s service on our board of directors, all unvested shares will be forfeited back to the Company.

Compensation cost related to vested restricted stock for the six months ended June 30, 2007 was $44,393. Costs associated with these expenses are included in general and administrative expenses. A total of $33,460 of unrecognized compensation costs related to nonvested restricted stock is expected to be recognized over future periods.

7.	Commitments and contingencies:

     At June 30, 2007, the Company has entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are for less than one year and, in the aggregate, amount to approximately $1,140,000.

8.     Research and development:

     Research and development costs are primarily for costs of software and hardware development and continued enhancements for the electronic bingo systems that the Company leases to customers. The total amount of research and development was $138,801 and $284,820 during the three and six months ended June 30, 2007 and $110,015 and $368,224 during the three and six months ended June 30, 2006.

9.    Litigation:

Currently, the Company is the plaintiff in a civil lawsuit under the federal Racketeer Influenced Corrupt Organization, or RICO, law against GameTech International Incorporated and its subsidiary, GameTech Arizona Corporation.

     The Company believes that the final resolution of any pending litigation, individually or in the aggregate, is not likely to have a material adverse effect on the Company’s business, cash flow, results of operations or financial position.

10.     Income Taxes:

We recorded our income tax provision at an effective rate of 26.5% for the six months ended June 30, 2007. This effective tax rate takes into account the tax exempt interest received in the amount of $460,454 creating a reduction from the statutory tax rate of approximately 10.0%.

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

We believe that the research and development efforts that we undertook in 2006 have made our field-proven mobile gaming platform compliant with the wireless gaming regulations promulgated by the Nevada Gaming Commission on March 23, 2006 and Mobile Gaming System Policies published by Nevada Gaming Commission on July 21, 2006. On March 23, 2006, the Nevada Gaming Commission adapted technical standards governing mobile gaming systems. Accordingly, we submitted our mobile gaming platform for review by the Nevada gaming authorities in 2006. On July 12, 2007, the Nevada Gaming Commission published a draft of proposed minimum internal control standards, or MICS, applicable specifically to mobile gaming systems.  With the publication of the proposed MICS for mobile gaming systems, the Nevada Gaming Commission is now in a position to further its process of reviewing mobile gaming systems. Our gaming platforms currently enable patrons to play bingo using either our wireless or our stationary player terminals. In addition, our gaming platforms currently enable patrons to play traditional casino games using our stationary player terminals. We have also successfully completed the field testing of our wireless player terminals that enable patrons to play traditional casino games on a limited basis on cruise lines. If our wireless gaming devices are approved by the Nevada gaming authorities, Nevada casino patrons will be able to play traditional casino games using our wireless player terminals. However, there can be no assurance that we will obtain such approval in the foreseeable future or at all.

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

During the three months ended June 30, 2007, we incurred $85,181 in legal expenses primarily due to a civil RICO litigation against defendants Game Tech International, Inc and Game Tech Arizona, Inc. Our legal expenses decreased in comparison to the $458,079 in legal expenses for the three months ended June

30, 2006. This decrease is the result of the settlement in the patent infringement lawsuit against Planet Bingo, LLC and its subsidiary, Melange Computer Services, Inc. We expect similar or increasing levels of litigation and other legal expenses in the future.

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

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of revenue for each of the periods indicated:

Consolidated Income Statement

	Three Months Ending June 30,				Six Months Ending June 30,
	2007		2006		2007		2006
Revenues
Sales Revenue	$4,163,890	100.0%	$3,994,553	100.0%	$8,496,557	100.0%	$7,973,336	100.0%
Cost of Revenue	631,472	15.2%	544,627	13.6%	1,179,007	13.9%	1,042,183	13.1%
Gross Profit	3,532,418	84.8%	3,449,926	86.4%	7,317,550	86.1%	6,931,153	86.9%
Operating Costs & Expenses
General & Administrative	1,048,078	25.2%	2,262,862	56.6%	2,270,552	26.7%	3,948,040	49.5%
Sales & Marketing	1,346,136	32.3%	1,269,928	31.8%	2,730,624	32.1%	2,567,853	32.2%
Research & Development	138,801	3.3%	110,015	2.8%	284,820	3.4%	368,224	4.6%
Total Operating Expenses	2,533,015	60.8%	3,642,805	91.2%	5,285,996	62.2%	6,884,117	86.3%

Income (loss) from operations	999,403	24.0%	(192,879)	(4.8)%	2,031,554	23.9%	47,036	0.6%

Other Income	36	0.0%	--	0.0%	469,636	5.5%	7,440	0.1%
Investment Income	280,709	6.8%	224,936	5.6%	514,693	6.1%	305,052	3.8%
Interest Expense	(19,016)	(0.5)%	(4,212)	(0.1)%	(19,459)	(-0.2)%	(10,268)	(0.1)%
Income Before Taxes	1,261,132	30.3%	27,845	0.7%	2,996,424	35.3%	349,260	4.4%
Provision for income taxes	331,469	8.0%	10,634	0.3%	795,239	9.4%	141,450	1.8%
Net Income	$929,663	22.3%	$17,211	0.4%	$2,201,185	25.9%	$207,810	2.6%

Three Months and Six Months Ended June 30, 2007 and June 30, 2006

Sales revenue.  Sales revenue was $4,163,890 for the three months ended June 30, 2007, as compared to $3,994,553 for the three months ended June 30, 2006, an increase of $169,337, or 4.2%.  Sales revenue was $8,496,557 for the six months ended June 30, 2007, as compared to $7,973,336 for the six months ended June 30, 2006, an increase of $523,221, or 6.6%. This increase was due primarily to the deployment of additional bingo player units.

For the three months ended June 30, 2007, the net change in our revenue as a result of changes in our customer base was an increase in revenue of $141,881 over the same quarter of the prior year and the net change in revenue as a result of changes in operations at our existing customer locations was an increase of revenue of $27,456 over the same quarter of the prior year.

   Cost of revenue.  Cost of revenue was $631,472 for the three months ended June 30, 2007, compared to $544,627 for the three months ended June 30, 2006, an increase of $86,845, or 15.9%. Cost of revenue was $1,179,007 for the six months ended June 30, 2007, compared to $1,042,183 for the six months ended June 30, 2006, an increase of $136,824, or 13.1%. The increase in cost of revenue was attributable primarily to the increase in depreciation, installation and maintenance expenses.  Specifically, the depreciation cost for the three months ended June 30, 2007 was $437,199 as compared to $435,482 for the three months ended June 30, 2006.  Our installation, maintenance and shipping expense also increased to $194,273 for the three months ended June 30, 2007 from $109,144 for the three months ended June 30, 2006.  This increase was partially attributable to an increase in the rate of new installations of bingo equipment in the second quarter of 2007 as compared to the second quarter of 2006. As a result of this overall increase in costs, our gross margin decreased slightly to 84.8% for the three months ended June 30, 2007 from 86.4% for the three months ended June 30, 2006.

General and Administrative. General and administrative expenses were $1,048,078, or 25.2% of revenue, for the three months ended June 30, 2007 compared to $2,262,862, or 56.6% of revenue, for the three months ended June 30, 2006, a decrease of $1,214,784, or 53.7%. General and administrative expenses were $2,270,552, or 26.7% of revenue for the six months ended June 30, 2007 compared to $3,948,040, or 49.5% of revenue for the six months ended June 30, 2006, a decrease of $1,677,488, or 42.5%. This decrease in general and administrative expenses was achieved primarily due to the cessation of costs associated with the transition of the Company from a privately held entity to a publicly traded corporation in 2006 specifically including the consulting services provided by Spiegel Partners LLC (with a second quarter 2006 cost of $289,904) and the costs associated with the stock grants to certain of our executives (in the amount of $402,877) and payments to our independent directors (in the amount of $24,375). In the quarter ending June 30, 2007 we had costs associated with stock grants to our directors in the amount of $25,218. We expect to have costs similar to the current costs associated with the stock grants to our directors in each of the remaining quarters of 2007.  Our litigation and other legal expenses decreased from $458,079 during the three months ended June 30, 2006 to $85,181, or 81.4%, during the three months ended June 30, 2007 primarily due to reaching a settlement agreement in one of our prior lawsuits.

Sales and marketing.  Sales and marketing expenses were $1,346,136, or 32.3% of revenue for the three months ended June 30, 2007 compared to $1,269,928, or 31.8% of revenue for the three months ended June 30, 2006, an increase of $76,208, or 6.0%. Sales and marketing expenses were $2,730,624, or 32.1% of revenue for the six months ended June 30, 2007, compared to $2,567,853, or 32.2% of revenue, for the six months ended June 30, 2006, an increase of $162,771, or 6.3%. This increase was attributable primarily to the expansion of our distribution channel through our distributors through the deployment of additional units.

Research and development.  Research and development expenses were $138,801, or 3.3% of revenue, for the three months ended June 30, 2007, compared to $110,015, or 2.8% of revenue, for the three months ended June 30, 2006, an increase of $28,786, or 26.2%. Research and development expenses were $284,820, or 3.4% of revenue, for the six months ended June 30, 2007, compared to $368,224, or 4.6% of revenue, for the six months ended June 30, 2006, a decrease of $83,404, or 22.7%. The increased cost in the second quarter results was primarily the result of an expansion in our research and development efforts with an increase in materials purchased and an increase in research and development personnel.  However, the overall decrease in research and development cost in the six months ended June 30, 2007 in comparison with the research and development expense for the comparable period in 2006 was primarily the result of reaching a technological feasibility phase by our mobile gaming platform requiring a portion of the overall research and development costs totaling $247,787 to be capitalized in the quarter ending June 30, 2007 in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.

Other income and investment income. Interest income from investments for the three months ended June 30, 2007 was $280,709 or 6.7% of revenue, compared to $224,936 or 5.6% of revenue, for the three months ended June 30, 2006, an increase of $55,773, or 24.8%.

Provision for income taxes.  An income tax provision of $331,469 with an effective tax rate of 26.3% was recorded for the three months ended June 30, 2007, compared to $10,634 with an effective tax rate of

38.2% for the three months ended June 30, 2006, an increase of $320,835, or 3,017.1%. An income tax provision of $795,239 with an effective tax rate of 26.5% was recorded for the six months ended June 30, 2007 compared to $141,450 income tax provision with an effective tax rate of 40.5% for the six months ended June 30, 2006, an increase of $653,789, or 462.2%. This relatively large increase was primarily due to an increase in taxable income during the three months ended June 30, 2007. The decrease in effective tax rate is attributable primarily to the investment of available liquid assets primarily into tax exempt instruments.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily with revenue generated from the leasing of our bingo products. In January 2006 we successfully completed our initial public offering of our common stock. As of June 30, 2007, our principal sources of liquidity were cash and cash equivalents of $27,932,136 and accounts receivable (net of allowance for doubtful accounts) of $1,360,299. We anticipate that our leasing revenue, which is our principal source of revenue today, will be sufficient to fund our operating expenses in the short term. Long term cash is expected to be generated from existing operations and also through selling or leasing of our products in new markets.

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

Summary of Consolidated Statements of Cash Flow

	Six Months Ended June 30
	2007	2006
Net Cash provided by operating activities	$2,816,701	$2,201,791
Net cash used in investing activities	(1,353,373)	(1,934,447)
Net cash provided by in financing activities	--	24,125,127
Net increase in cash and cash equivalents	1,463,328	24,392,471
Cash and cash equivalents, beginning	26,468,808	511,517
Cash and cash equivalents, ending	$27,932,136	$24,903,988

Operating Activities

For the six months ended June 30, 2007, net cash of $2,816,701 provided by operating activities was primarily due to net income of $2,201,185, depreciation and amortization of $920,126, stock issued for services of $110,642 and change in operating assets and liabilities of $(415,252).  In comparison, for the six months ended June 30, 2006, net cash of $2,201,791 provided by operating activities was primarily due to net income of $207,810, depreciation and amortization of $1,115,492 stock issued for services of $983,774 and change in operating assets and liabilities of $(105,285).  The increase in net cash provided by operating activities during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily due to the increase in operating income for the six months ending June 30, 2007.

Investing Activities

For the six months ended June 30, 2007, $1,353,373 of net cash was used for investing activities, with $582,233 being used to fund the manufacturing of additional equipment for lease to our customers and the balance spent on other capital expenditures.

In comparison, for the six months ended June 30, 2006, $1,934,447 of net cash was used for investing activities, with $716,446 being used to fund the manufacturing of additional equipment for lease to our customers and the balance spent on other capital expenditures.

Financing Activities

For the six months ended June 30, 2007, no net cash was provided by financing activities.

For the six months ended June 30, 2006, $24,125,127 of net cash was raised through financing activities associated with $24,710,625 raised as a result of the sale of our stock in our initial public offering less cost of issuing stock of $295,908.

Off-Balance Sheet Arrangements

As of June 30, 2007, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, credit risk, commodity prices and equity prices. Our primary exposure to market risk is due to the fact that certain parts, components and subassemblies for our products are manufactured outside of the United States, which exposes us to the risk of foreign currency fluctuations, political and economic instability and diluted protection of intellectual property. We are most affected by fluctuations in the value of currencies in southeast Asia. We are also subject to significant credit risk resulting from the fact that a significant portion of our accounts receivable are owed to us by relatively few of our customers. One customer made up 33.9% and 35.7% of rental revenues for the six months ended June 30, 2007 and 2006, respectively. Furthermore, one other customer made up 9.9% and 9.3% of the accounts receivable balance for the six months ended June 30, 2007 and 2006, respectively. If these few customers fail to perform their obligations to us, we may lose a significant portion of our revenue. We do not require collateral to extend credit to our customers but we do perform ongoing credit evaluations of our customers’ financial condition.

We do not believe we are subject to any material variable interest risk or similar market risks.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of June 30, 2007, of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act.  Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective at the reasonable assurance level to enable the company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion.

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting identified in management’s evaluation during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Accounting for Income Taxes

In connection with the evaluation of our disclosure controls and procedures at December 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that there was a significant deficiency in our accounting for income taxes. In preparation of our tax provision for year ended December 31, 2006, we identified certain adjustments to our tax liability account and related income tax provision. All adjustments to correct these matters were reflected in our consolidated financial statements for the year ended December 31, 2006.

The significant deficiency was attributable primarily to the lack of personnel in our accounting department to thoroughly perform the necessary checks and balances for daily and year-end procedures, including the accounting for income taxes. We have strengthened our accounting procedures and are planning to further improve the effectiveness of our accounting procedures by hiring additional accounting personnel.

PART II OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

On March 30, 2007, we settled a patent infringement lawsuit against two of our competitors, Planet Bingo, LLC and Melange Computer Services, Inc. involving two of our patents.  We alleged that both patents were infringed by Planet Bingo, LLC and that one of the patents was infringed by Melange Computer Services, Inc.  We commenced this action in May 2004 in the United Stated Federal Court, District of Nevada.  We sought unspecified monetary damages and injunctive relief.  The defendants counter-claimed that our patents were invalid and that our operations infringed their patents.  As part of the settlement, the parties agreed to dismiss all claims and counter-claims.

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

ITEM 1A.                                RISK FACTORS

Risks Relating to Our Business

Our failure to obtain approvals under the regulations promulgated under the Nevada Mobile Gaming Law, including the specific approval of the Nevada Gaming Commission of our mobile gaming devices, will negatively impact our growth strategy.

Notwithstanding our receipt of an Operator of Mobile Gaming Systems license by the Nevada Gaming Commission, the regulations promulgated under the Nevada Mobile Gaming Law require us to obtain specific approval of our mobile gaming devices for use in Nevada casinos. On July 12, 2007, the Nevada gaming Commission published a draft of proposed minimum internal control standards, or MICS, applicable specifically to mobile gaming systems. Our mobile gaming devices must comply with any formally adopted MICS and any other minimum specifications or requirements promulgated by applicable regulatory authorities.  We submitted certain of our mobile gaming systems to the Nevada Gaming Control Board in 2006 and await the decisions of the Nevada Gaming Commission.  If we are unable to obtain or maintain approval of our mobile gaming platform as required by the regulations, we will be unable to manufacture, distribute and operate wireless player terminals that enable casino players to play casino games in public areas of gaming establishments as permitted by the Nevada Mobile Gaming Law.

Our inability to comply fully, or at all, with the mobile gaming regulations may result in substantial additional development costs and preclude us from executing our growth strategy.

The regulations require that our mobile gaming systems be approved by the Nevada Gaming Commission before we may distribute these systems to Nevada casinos.  We have submitted certain of our mobile gaming systems to the Nevada Gaming Commission and await its decisions.  The Nevada Gaming Commission may impose significant requirements on the functionality or design of mobile gaming systems that may be manufactured, distributed or operated in Nevada. To the extent that our existing mobile gaming platform may not comply with such requirements, we would need to undertake additional research and development activities that may be costly, time consuming or require the procurement of components that are scarce in supply. Despite undertaking additional research and development activities, we may not be able to design or develop a mobile gaming platform that complies with the standards adopted by the Nevada Gaming Commission, in which case we would be unable to manufacture, distribute or operate wireless player terminals that enable casino players to play traditional casino games in the public areas of gaming establishments permitted under the Nevada Mobile Gaming Law, and therefore be unable to fully execute our growth strategy.

Our failure to maintain our current licenses and regulatory approvals or failure to maintain or obtain licenses or approvals for our gaming devices in any jurisdiction will prevent us from operating in that jurisdiction and possibly other jurisdictions, leading to reduced overall revenue.

As a manufacturer, distributor and operator of gaming platforms, we currently hold licenses in a number of jurisdictions, including Nevada. Our officers, including our controlling stockholder, Yuri Itkis, are required to obtain and maintain licenses, permits and other forms of approval in certain jurisdictions. We are under continuous scrutiny by the applicable regulatory authorities. Our or our officers’ current regulatory approvals may be revoked, suspended or curtailed at any time. Our or our officers’ failure to obtain or maintain regulatory approval in any jurisdiction may prevent us from obtaining or maintaining regulatory approval in other jurisdictions. The failure to maintain a license in a single jurisdiction or a denial of a license by any new jurisdiction may cause a negative “domino effect” in which the loss of a license in one jurisdiction could lead to regulatory investigation and possible loss of a license in other jurisdictions.

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

The market for gaming devices generally is intensely competitive, and we expect competition to increase and intensify as the market for mobile gaming devices develops. We currently compete with other providers of electronic bingo products, such as VKGS, LLC, or Video King, formerly a division of BK Entertainment Corp., GameTech International, Inc., the recently merged Planet Bingo, LLC and Melange Computer Services, Inc., Blue Dog, Inc. Electronic Game Solutions, Inc. and California Concepts, Inc. in the marketing of our BingoStar wireless bingo systems. Although none of our competitors that manufacture mobile bingo devices is currently licensed in Nevada other than GameTech International, Inc., we may face competition from these providers in the market for mobile gaming devices in the future. Given the market penetration, name recognition, marketing resources and familiarity with the gaming device industry generally, traditional casino game device manufacturers could be a significant competitive threat to us. We expect fierce competition from multiple large competitors dominating their respective markets in our expansion efforts, such as Aristocrat Leisure, Ltd., International Game Technology, Alliance Gaming Corporation, WMS Gaming Inc., Progressive Gaming Inc. and Shuffle Master, Inc., that may enter the market for mobile gaming devices. In addition, we may in the future face potential competition from new entrants into the gaming device market, such as Cantor Fitzgerald LP, a large financial services company that already offers wireless sports betting in the United Kingdom, and at least two other gaming technology companies, Chimera Technology Corp. and Diamond I, Inc. Finally, traditional casino operators, most of whom are much larger than us, may attempt to enter the emerging mobile gaming market. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, proprietary technology, significantly greater financial, marketing and other resources and more readily available access to capital that could allow them to respond more quickly to new or changing opportunities.

Competition in the market for electronic bingo products specifically and competition for mobile gaming devices generally may result in reductions in the prices at which we provide our products to gaming establishments.

Other providers of electronic bingo products have in the past reduced, and may in the future continue to reduce, the prices of their products to gaming establishments in order to win those gaming establishments as customers and to gain market share. In order to retain existing customers or win new customers, we may be forced to reduce our prices or provide other incentives to gaming establishments. To the extent that competitive pressures force us to reduce our prices or provide other incentives to establish or maintain relationships with gaming establishments, our business and operating results could be adversely affected.

If we are unable to retain our senior employees or attract other key personnel our operations may suffer.

Our future success depends to a significant degree on the skills, experience and efforts of our key personnel. We depend heavily on the ability and experience of a small number of senior executives who have substantial experience with our operations and the electronic gaming device industry, including Yuri Itkis, our founder, Chief Executive Officer and Chairman; William Jacques, our Chief Financial Officer and Controller; Jack Coronel, our Chief Marketing Officer and Director of Compliance and Strategic Development; and Boris Itkis, our Chief Technical Officer and Vice President of Engineering. The loss of any of these senior executives or the failure of any of these senior executives to obtain or maintain the requisite regulatory licenses, permits or determination of suitability would have a material adverse effect on our business.

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

Our ability to execute fully our growth strategy in jurisdictions other than Nevada depends upon other gaming jurisdictions adopting mobile gaming legislation involving traditional casino games. Currently, Nevada is the first and the only state to enact legislation authorizing mobile gaming for traditional casino games. Although we are not aware of any tribal gaming authority that has specifically prohibited mobile casino gaming involving traditional casino games, we are also not aware of any that have specifically and formally approved it, even though many tribal gaming authorities in practice allow mobile bingo gaming. The adoption of gaming legislation can be affected by a variety of political, social and public policy forces and gaming jurisdictions other than Nevada may not adopt mobile gaming legislation involving traditional casino games in the foreseeable future. To the extent that other jurisdictions do adopt mobile gaming legislation involving traditional casino games, we may not be able to comply fully with the legislation without incurring substantial additional development costs, or at all. If we are required to modify our mobile gaming platform to comply with such potential legislation, we may suffer the increased costs of maintaining multiple variants of our mobile gaming platform to comply with the differing legislation of different jurisdictions. If other gaming jurisdictions fail to adopt mobile gaming legislation involving traditional casino games or we are unable to comply with such legislation without substantial additional costs, we may be unable to execute our growth strategy.

Our failure to obtain gaming licenses or other regulatory approvals in other jurisdictions would preclude us from expanding our operations into and generating revenue from these jurisdictions.

The manufacture and distribution of gaming devices are subject to extensive federal, state, local and tribal regulation. Some jurisdictions require licenses, permits and other forms of approval for gaming devices. Most jurisdictions require licenses, permits or other forms of approval of the manufacturers, distributors and operators of gaming devices, including evidence of financial stability, and of the suitability of their officers, directors, significant stockholders and key employees. The regulatory agencies conduct in-depth investigations of gaming device manufacturer licensees as well as detailed personal background checks of key employees and major stockholders of the licensees. Obtaining requisite approvals of state and tribal gaming authorities is a time-consuming and costly process. Even after incurring significant time and expense in seeking regulatory approvals, we may not be able to obtain them. Our failure or the failure of our officers, directors, major stockholders or key personnel to obtain regulatory approval in any jurisdiction will prevent us from distributing our products and generating revenue in that jurisdiction.

Our failure to extend our contracts with existing customers and to win new customers would negatively impact our operations.

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

Because we have not yet begun full-scale production of mobile gaming devices under the Nevada Mobile Gaming Law, we have invested the bulk of the proceeds of our initial public offering and the bulk of our retained earnings. Our net income and earnings per share for the year ended December 31, 2006 depended substantially on the yield that we achieved on these investments. Approximately 28% of our income before tax during 2006 resulted from these investments. Although we have invested these proceeds in relatively conservative investments, there can be no assurance that we will continue to enjoy the same yields on these investments as we did during 2006. Moreover, there can be no assurance that these investments will continue to generate a positive yield. Assuming no other changes in our sources of revenues, any decrease in the yield on these investments, and any loss on these investments, would directly reduce our revenues.

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

If our wireless gaming terminals do not achieve and maintain widespread acceptance by gaming establishments and casino patrons as a means to play traditional casino games, our business operations will not grow.

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

Our failure to comply with tribal regulation and tribal laws would preclude us from operating in tribal jurisdictions and deriving revenue from operations in tribal jurisdictions.

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

We may not be able to enforce our contractual rights against tribal governments or entities, which may negatively impact our operations.

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

Our success depends to a significant degree upon protecting our intellectual property rights. We have three United States patents relating to our products and corresponding patents in certain foreign countries. Of the three patents, two expire in 2010 and one expires in 2012. The patents that we own now or in the future may not provide us with significant competitive advantages or may be impaired by challenges to the validity or enforceability of such patents. For example, in the past the validity of one of our patents has been repeatedly challenged. Others may independently develop similar or more advanced technologies or products or design around aspects of our technology that may be patented.

It is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without our authorization or otherwise infringe on our intellectual property rights. We may have to rely on litigation to enforce our intellectual property rights and contractual rights. For example, we pursued a patent infringement action against Planet Bingo, LLC and Melange Computer Services, Inc. to discontinue what we believed to be their infringement of our rights arising under of our patents. We recently settled this action. See “Part II.  Item 1. Legal Proceedings” for a more detailed discussion of this litigation. If, in the future, we pursue patent infringement actions, the defendants in those actions may counterclaim that our patents are invalid.  If these counterclaims are successful, our patents may be invalidated or limited in scope or we may be forced to modify or discontinue our operations or pay substantial damages. If litigation that we initiate is unsuccessful, we may not be able to protect the value of our intellectual property and our business could be adversely affected.

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

Changes in consumer preferences could also harm our business. Gaming competes with other leisure activities as a form of consumer entertainment, and may lose popularity as new leisure activities arise or as other leisure activities become more popular. In addition, gaming in traditional gaming establishments competes with Internet-based gaming for gaming players, and we do not serve the Internet gaming market. The popularity and acceptance of gaming is also influenced by the prevailing social mores, and changes in social mores could result in reduced acceptance of gaming as a leisure activity. To the extent that the popularity or acceptance of gaming in traditional gaming establishments declines as a result of either of these factors, the demand for our gaming platforms may decline and our business may be adversely affected.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders at our headquarters in Las Vegas on May 3, 2007.  Of the 11,351,612 shares outstanding as of the record date, 11,142,802 shares were present or represented by proxy at the meeting. At the meeting, the following persons were elected by the following vote as directors to serve until the 2008 annual meeting of stockholders or until their successors are duly elected or appointed:

	Votes For	Votes Withheld
Yuri Itkis	11,041,386	26,416
Boris Itkis	11,039,386	28,416
Merle Berman	11,037,755	30,047
Harlan W. Goodson	11,037,755	30,047
Darrel Johnson	11,037,755	30,047

In addition, at the meeting, the stockholders ratified by the following vote the appointment of Schechter Dokken Kanter Andrews & Selcer Ltd. as our independent auditors for the fiscal year ending December 31, 2007:

Votes
For	11,062,660
Against	79,992
Abstained	150

ITEM 6. EXHIBITS

       See Exhibit Index.

Exhibit Index

Number		Description

3.1		Amended and Restated Articles of Incorporation of FortuNet, Inc.(2)
3.2		Amended and Restated Bylaws of FortuNet, Inc.(3)
4.1		Form of Certificate Representing Common Stock, $.001 Par Value Per Share, of FortuNet, Inc.(2)
10	.1*	Exempt Employment Agreement between FortuNet, Inc. and Jack B. Coronel, dated as of September 9, 2002(1)
10	.2*	Amendment No. 1 to Exempt Employment Agreement between FortuNet, Inc. and Jack B. Coronel, dated as of September 9, 2002(1)
10	.3*	Amendment No. 2 to Exempt Employment Agreement between FortuNet, Inc. and Jack B. Coronel, dated as of July 6, 2006(6)
10	.4*	Amendment No. 3 to Exempt Employment Agreement between FortuNet, Inc. and Jack B. Coronel, dated as of April 1, 2007(5)
10	.5*	Exempt Employment Agreement between FortuNet, Inc. and William R. Jacques, Jr., dated as of January 10, 2005(1)
10	.6*	Amendment No. 1 to Exempt Employment Agreement between FortuNet, Inc. and William R. Jacques, Jr., dated as of July 6, 2006(6)
10	.7*	Amendment No. 2 to Exempt Employment Agreement between FortuNet, Inc. and William R. Jacques, Jr., dated as of April 1, 2007(5)
10	.8*	FortuNet, Inc. 2005 Stock Incentive Plan(2)
10	.9*	FortuNet, Inc. 2005 Stock Option Plan for Independent Directors(2)
10.10		Standard Industrial/ Commercial Multi-Tenant Lease between FortuNet, Inc. and FKC Highland LLC, dated as of May 15, 2005(1)
10.11		Equipment Lease Agreement between K&B Sales, Inc., d/b/a Goodtime Bingo, and FortuNet, Inc., dated as of January 4, 1999(1)
10	.12*	Form of Stock Grant – FortuNet, Inc. 2005 Stock Incentive Plan (4)
10	.13*	Form of Stock Grant – FortuNet, Inc. 2005 Stock Incentive Plan for Independent Directors (4)
21.1		Subsidiaries of FortuNet, Inc.(1)
23.1		Consent of Schechter Dokken Kanter Andrews & Selcer Ltd.
24.1		Powers of Attorney (included on signature page hereto)
31.1		Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
31.2		Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements.
(1)	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on September 16, 2005.
(2)	Incorporated by reference to Amendment No.1 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on October 27, 2005.

(3)	Incorporated by reference to Amendment No.3 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on November 21, 2005.
(4)	Incorporated by reference to Amendment No.5 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on January 24, 2006.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 2, 2007.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FortuNet, Inc.

By  /s/ Yuri Itkis
      Yuri Itkis, Chief Executive Officer and
      Chairman of the Board

By  /s/ William R. Jacques Jr.
      William R. Jacques Jr., Chief Financial Officer
Date: August 3, 2007