Form 10-Q
period 2007-09-30
Fortunet, Inc.
filed 2007-11-07
CIK 1337899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-Q
______________________

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of September 30, 2007, there were 11,351,279 shares of the Registrant’s common stock, $0.001 par value, issued and outstanding.

FORTUNET, INC.
FORM 10-Q
QUARTER ENDED September 30, 2007

PART I FINANCIAL INFORMATION

ITEM 1.                 UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FORTUNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$28,878,075	$26,468,808
Accounts receivable, net of
allowance for doubtful accounts	1,681,875	1,436,599
Income tax receivable	118,941	--
Inventories	1,434,913	1,333,970
Prepaid expenses	404,110	668,536
Deferred tax asset	170,537	112,716
Total current assets	32,688,451	30,020,629
Property and equipment, net of
accumulated depreciation	4,747,282	4,825,538
Fixed assets in construction	3,041,487	1,816,834
Other assets, net of accumulated
amortization	60,308	76,723
Deferred tax asset	811,783	860,711
Total assets	$41,349,311	$37,600,435

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$425,250	$136,341
Commissions payable	348,402	294,609
Accrued expenses	317,902	231,195
Income taxes payable	102,400	335,208
Total current liabilities	1,193,954	997,353
Stockholders' equity:
Common stock 0.001 par value 150,000,000 shares authorized, 11,341,612 shares issued and outstanding for December 31, 2006, and 11,351,279 shares issued and outstanding for September 30, 2007.	11,351	11,342
Additional paid in capital	29,838,991	29,620,830
Retained earnings	10,305,015	6,970,910
Total stockholders’ equity	40,155,357	36,603,082
Total liabilities and
stockholders' equity	$41,349,311	$37,600,435

     See notes to condensed consolidated financial statements.

FORTUNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Sales Revenue	$4,273,737	$4,075,618	$12,770,294	$12,048,954
Cost of Revenue	587,391	534,963	1,766,398	1,577,146
Gross Profit	3,686,346	3,540,655	11,003,896	10,471,808
Operating Costs & Expenses
General & Administrative	1,074,328	1,458,483	3,344,880	5,406,522
Sales & Marketing	1,206,978	1,290,877	3,937,602	3,858,730
Research & Development	117,522	122,600	402,342	490,824
Total Operating Expenses	2,398,828	2,871,960	7,684,824	9,756,076

Income from operations	1,287,518	668,695	3,319,072	715,732

Other Income	8,105	---	477,741	---
Investment Income	273,719	252,983	788,412	565,475
Interest Expense	---	(1,859)	(19,459)	(12,127)
Income Before Taxes	1,569,342	919,819	4,565,766	1,269,080
Provision for income taxes	436,422	372,527	1,231,661	513,977
Net Income	$1,132,920	$547,292	$3,334,105	$755,103

Weighted average shares - basic	11,344,691	10,935,487	$11,344,691	$10,935,487
Earnings per share - basic	$0.10	$0.05	0.29	0.07
Weighted average shares – diluted	11,348,363	10,974,860	11,348,363	10,974,860
Per share earnings	$0.10	$0.05	$0.29	$0.07

     See notes to condensed consolidated financial statements.

 FORTUNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,334,105	$755,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,384,735	1,356,367
Amortization	18,000	340,607
Stock issued for services	152,495	1,099,857
Deferred taxes	(8,893)	(117,173)
Change in operating assets and liabilities:
Accounts receivable	(245,276)	(956)
Income tax receivable	(118,941)	----
Inventories	(100,943)	(226,640)
Prepaid expenses	264,426	140,965
Other assets	(1,585)	(2,472)
Accounts payable	288,909	27,142
Commissions payable	53,793	120,199
Accrued expenses	86,707	116,338
Income tax payable	(232,808)	69,345
Net cash provided by operating activities	4,874,724	3,678,682

Cash flows from investing activities:
Purchase of equipment and property	(2,465,457)	(2,670,465)
Net cash used in investing activities	(2,465,457)	(2,670,465)

Cash flows from financing activities:
Sale of Stock	--	24,710,625
Cost of issuing stock	--	(295,908)
Payments on note payable	--	(437,117)
Net cash provided by financing activities	--	23,977,600

Net increase in cash and cash equivalents	2,409,267	24,985,817

Cash and cash equivalents, beginning	26,468,808	511,517
Cash and cash equivalents, ending	$28,878,075	$25,497,334

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,611,197	$566,547
Cash paid for interest	$19,459	$12,126
Non-cash investing and financing activities:
Stock options capitalized	$65,674	$43,922

See notes to condensed consolidated financial statements.

FORTUNET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Interim Basis of Presentation:

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

Interim Basis of Presentation:

The accounting policies followed in the preparation of the financial information herein are the same as those summarized in the Company’s 2006 Annual Report on Form 10-K. The condensed consolidated balance sheet at December 31, 2006, was derived from audited consolidated financial statements at that date. The interim condensed consolidated financial information is unaudited and should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal and recurring adjustments that are necessary to fairly present the financial condition of the Company as of September 30, 2007, and the results of its operations for the three and nine months ended September 30 ,2007 and its cash flows for the nine months ended September 30, 2007 and 2006, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year due to seasonality and other factors.

2.	Inventories:

     Inventories, consisting primarily of parts and components to be used for manufacturing of products are valued at the lower of cost or market, as determined by the first-in, first-out basis. Also classified as inventories are Work In Process components that are being produced for use in a future period. The following schedule details inventory between raw materials and work in process:

	September 30, 2007	December 31, 2006
Raw materials	$ 1,315,605	$ 1,222,107
Work in process	119,308	111,863
Total Inventories	$ 1,434,913	$ 1,333,970

3.	Earnings Per Share:

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

The following table sets forth the computations for basic and dilutive earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Income	$ 1,132,920	$ 547,292	$ 3,334,105	$ 755,103
Weighted average number of shares outstanding	11,344,691	10,935,487	11,344,691	10,935,487
Diluted non-vested stock	2,000	1,372	2,000	1,372

Diluted weighted average number of shares outstanding	11,348,363	10,974,860	11,348,363	10,974,860

Basic Earnings Per Share	$ 0.10	$ 0.05	$ 0.29	$ 0.07
Diluted Earnings Per Share	$ 0.10	$ 0.05	$ 0.29	$ 0.07

4.	Recently Issued Accounting Pronouncements:

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

FIN 48

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48.“Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. With the adoption of FIN 48 on January 1, 2007, we have an unrecognized tax benefit of $102,400 included in the income tax payable on the balance sheet, which include a penalty and interest provision of 25% or $20,480, for possible state taxes for years 2002 and 2003 associated with our subsidiary Millennium Games, Inc. (“Millennium”), which are still subject to examination by tax authorities. As the result of adopting FIN 48 we recognized no adjustment to the liability for unrecognized tax benefits. The company recognizes interest and penalties with the tax provision expense.

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

     On May 2, 2007, 3,000 of these shares of restricted stock to non-employee members of the board of directors were forfeited back to the Company upon such persons ceasing to serve as directors. On May 9, 2007, the Company issued 2,667 shares of restricted stock to a new non-employee member of the board of directors.  Subject to the recipient’s continued service on our board of directors, 1,667 shares have vested at the end of September 2007, 1,000 shares will vest upon the completion of fourth quarter of 2007, and upon the termination of any recipient’s service on our board of directors, all unvested shares will be forfeited back to the Company.

Compensation cost related to vested restricted stock for the nine months ended September 30, 2007 was $61,123. Costs associated with these expenses are included in general and administrative expenses. A total of $16,730 of unrecognized compensation costs related to nonvested restricted stock is expected to be recognized over future periods.

7.	Commitments and contingencies:

     At September 30, 2007, the Company has entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are valid for less than one year and, in the aggregate, amount to approximately $893,700.

8.     Research and development:

     Research and development costs are primarily for costs of software and hardware development and continued enhancements for the electronic bingo systems that the Company leases to customers. The total amount of research and development was $117,522 and $402,342 during the three and nine months ended September 30, 2007 and $122,600 and $490,824 during the three and nine months ended September 30, 2006.

9.    Litigation:

Currently, the Company is the plaintiff in a civil lawsuit under the federal Racketeer Influenced Corrupt Organization, or RICO, law against GameTech International Incorporated and its wholly owned subsidiary, GameTech Arizona Corporation.

     The Company believes that the final resolution of any pending litigation, individually or in the aggregate, is not likely to have a material adverse effect on the Company’s business, cash flow, results of operations or financial position.

10.     Income Taxes:

We recorded our income tax provision at an effective rate of 29.1% for the nine months ended September 30, 2007. This effective tax rate takes into account the tax exempt interest in the amount of $708,305 yielding an effective reduction from the statutory tax rate of approximately 7.4%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: (1) our expectation that the effectiveness of SFAS 158 will not have a material impact on our results of operations, financial position or cash flows; (2) our expectation that the effectiveness of SAB 108 will not have a material impact on our results of operations, financial position or cash flows; (3) our expectation with respect to our future recognition ofcompensation costs related to nonvested restricted stock; (4) our belief that the final resolution of pending litigation is not likely to have a material adverse effect on our business, cash flow, results of operations or financial position; (5) our belief that, upon approval of our wireless gaming devices by the Nevada gaming authorities, Nevada casino patrons will be able to play traditional casino games using our wireless player terminals; (6) our intention to continue to introduce other new products for the conventional bingo market segment; (7) our anticipation that we may in the future sell our gaming platforms rather than lease them; (8) our expectation that the development of our product revenue will require us to record costs of products sold (rather than leased) and that we would also see a recurring revenue component generated from software upgrades and/or maintenance; (9) our expectation of similar or increasing levels of litigation and legal expenses in the future; (10) our expectation that we will have costs similar to the costs associated with the stock grants to our directors in the remaining quarter of 2007; (11) our anticipation that our leasing revenue will be sufficient to fund our operating expenses in the short term and that long term cash is expected to be generated from existing operations and the selling or leasing of our products in new markets; (12) our expectation to incur significant additional expenses in connection with the procurement of equipment and components and manufacturing of player and management terminals to take advantage of business opportunities and our anticipation that these expenses will consume a substantial portion, if not all, of our recurring lease revenues; and (13) our belief that our cash flow from operations will be adequate to meet our anticipated future requirements for working capital and capital expenditures for the next 12 months and for the foreseeable future.

Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to: (1) the possibility that we adopt or inherit, through acquisitions, defined benefit postretirement plans in the future; (2) the possibility that in the future we discover misstatements in prior financial statements; (3) the possibility that nonvested restricted stock is forfeited back to us upon termination of the stockholder’s service to us; (4) the inherent uncertainty of the litigation process and our inability to predict the outcome of litigation; (5) our failure to sell or lease our wireless player terminals to casinos; (6) resource limitations or a diversion of our resources and attention to endeavors other than introducing new products for the gaming  market; (7) customer resistance to buying our equipment rather than leasing it or our inability to command a purchase price for the sale of our equipment that is more advantageous to us than the lease payments that we would forego; (8) our failure to sell our equipment to customers rather than lease it, or our failure to successfully negotiate sales contracts that generate recurring revenue through software upgrades and/or maintenance; (9) our avoidance of litigation in the future; (10) the forfeiture of unvested stock to us upon the termination of service of our directors; (11) an unexpected loss of customers or reductions in lease payment amounts due to competitive forces and regulatory restrictions, resource limitations or insufficient product interest that precludes us from selling or leasing our products in new markets; (12) insufficient interest from casinos and their patrons for our player and management terminals; and (13) an unexpected loss of customers or unanticipated capital expenses.

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

We believe that the research and development efforts that we undertook in 2006 have made our field-proven mobile gaming platform compliant with the wireless gaming regulations promulgated by the Nevada Gaming Commission on March 23, 2006 and Mobile Gaming System Policies published by Nevada Gaming Commission on July 21, 2006. On March 23, 2006, the Nevada Gaming Commission adapted technical standards governing mobile gaming systems. Accordingly, we submitted our mobile gaming platform for review by the Nevada gaming authorities in 2006. On July 12, 2007, the Nevada Gaming Commission published a draft of proposed minimum internal control standards, or MICS, applicable specifically to mobile gaming systems.  With the publication of the proposed MICS for mobile gaming systems, the Nevada Gaming Commission is now in a position to further its process of reviewing mobile gaming systems. Currently, our gaming platforms enable patrons to play bingo using either our wireless or our stationary player terminals.

We are seeking approval from gaming authorities to enable our gaming platforms to allow patrons to play traditional casino games using our stationary player terminals and our wireless player terminals. We have successfully completed field testing of our wireless player terminals that enabled patrons to play traditional casino games on a limited basis on cruise lines. We submitted certain of our mobile gaming systems to the Nevada Gaming Control Board in 2006 and await the decisions of the Nevada Gaming Commission. In November 2007, we received permission from the Nevada Gaming Control Board to demonstrate the use of certain of our mobile gaming systems at the Red Rock Hotel and Casino in Las Vegas, Nevada during the Global Gaming Exposition trade show from November 13, 2007 through November 15, 2007. While we are encouraged by this action, it provides no assurance or certainty as to the outcome of the currently pending review of certain of our mobile gaming systems by the Nevada Gaming Control Board or other regulatory authorities, our mobile gaming systems have not been approved by the Nevada Gaming Commission for use or play in Nevada.

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

Almost all of our revenues are currently generated by placing electronic bingo systems in bingo halls under contracts based on (a) a fixed fee per use per session, (b) a fixed weekly fee per terminal, or (c) a percentage of the revenue generated by each terminal. Our revenue growth is affected by player acceptance of electronic bingo as an addition or an alternative to paper bingo in our existing customer establishments, our ability to expand operations into new markets and our ability to increase our market share in the existing market. Our stationary bingo player terminals generally generate greater revenue per player terminal than our wireless bingo player terminals, but also typically, require a greater initial capital investment. As our customer base changes from period to period through the addition of new customers or occasional loss of existing customers, we experience an increase in rental revenue due to the addition of customers and a decrease in rental revenue due to the loss of customers. Our rental revenue is also affected from period to period as a consequence of various changes in operations at our existing customer locations that may result from numerous factors which we have little or no control.

We typically install our electronic bingo systems at no charge to our customers, and we capitalize all direct costs. We record depreciation of bingo equipment over a five-year estimated useful life using the straight-line method of depreciation.

We anticipate that at some point in time, we may begin selling our gaming platforms for use in conducting traditional casino games, instead of entering into lease contracts as we do now, or pursuant to purchase options that may be contained in lease contracts. At that time, our revenue may include product revenue from sales of equipment, in addition to our leasing revenue. At such time, our product revenue will be determined by the then current price for our products and our unit-volume sales.

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

Millennium, our wholly owned subsidiary, distributes our bingo products in selected territories in the United States.  All of our other operations, including the operation and maintenance of our bingo products in all territories and the exclusive distribution of our bingo products in Nevada, Texas, Washington and Canada, are conducted by FortuNet.

During the three months ended September 30, 2007, we incurred $196,177 in legal expenses primarily due to a civil RICO lawsuit against defendants Game Tech International, Inc. and Game Tech Arizona, Inc. Our legal expenses decreased in comparison to the $289,162 in legal expenses for the three months ended September 30, 2006. This decrease is primarily due to the settlement of the patent infringement lawsuit against Planet Bingo, LLC and its subsidiary, Melange Computer Services, Inc. We expect similar or increasing levels of litigation and other legal expenses in the future.

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

Legal Contingencies

We are currently involved in various legal claims and legal proceedings. We have not accrued any liability for estimated losses related to legal contingencies at this time. In management’s opinion, these matters are not expected to have a material effect on our financial position or results of operations. Periodically, we review the status of each legal matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations and financial position.

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of revenue for each of the periods indicated:

Consolidated Income Statement

	Three Months Ending September 30,				Nine Months Ending September 30,
	2007		2006		2007		2006
Revenues
Sales Revenue	$4,273,737	100.0%	$4,075,618	100.0%	$12,770,294	100.0%	$12,048,954	100.0%
Cost of Revenue	587,391	13.7%	534,963	13.1%	1,766,398	13.8%	1,577,146	13.1%
Gross Profit	3,686,346	86.3%	3,540,655	86.9%	11,003,896	86.2%	10,471,808	86.9%
Operating Costs & Expenses
General & Administrative	1,074,328	25.1%	1,458,483	35.8%	3,344,880	26.2%	5,406,522	44.9%
Sales & Marketing	1,206,978	28.3%	1,290,877	31.7%	3,937,602	30.8%	3,858,730	32.0%
Research & Development	117,522	2.8%	122,600	3.0%	402,342	3.2%	490,824	4.1%
Total Operating Expenses	2,398,828	56.2%	2,871,960	70.5%	7,684,824	60.2%	9,756,076	81.0%

Income from operations	1,287,518	30.1%	668,695	16.4%	3,319,072	26.0%	715,732	5.9%

Other Income	8,105	0.2%	---	---%	477,741	3.7%	---	---%
Investment Income	273,719	6.4%	252,983	6.2%	788,412	6.2%	565,475	4.7%
Interest Expense	---	---%	(1,859)	0.0%	(19,459)	(-0.2)%	(12,127)	(0.1)%
Income Before Taxes	1,569,342	36.7%	919,819	22.6%	4,565,766	35.7%	1,269,080	10.5%
Provision for income taxes	436,422	10.2%	372,527	9.2%	1,231,661	9.6%	513,977	4.2%
Net Income	$1,132,920	26.5%	$547,292	13.4%	$3,334,105	26.1%	$755,103	6.3%

 Three Months and Nine months ended September 30, 2007 and September 30, 2006

Sales revenue.  Sales revenue was $4,273,737 for the three months ended September 30, 2007, as compared to $4,075,618 for the three months ended September 30, 2006, an increase of $198,119, or 4.9%.  Sales revenue was $12,770,294 for the nine months ended September 30, 2007, as compared to $12,048,954 for the nine months ended September 30, 2006, an increase of $721,340, or 6.0%. This increase was due primarily to the deployment of additional bingo player units.

For the three months ended September 30, 2007, the net change in our revenue as a result of changes in our customer base was an increase in revenue of $103,790 over the same quarter of the prior year and the net change in revenue as a result of changes in operations at our existing customer locations was an increase of revenue of $94,329 over the same quarter of the prior year.

   Cost of revenue.  Cost of revenue was $587,391 for the three months ended September 30, 2007, as compared to $534,963 for the three months ended September 30, 2006, an increase of $52,428, or 9.8%. Cost of revenue was $1,766,398 for the nine months ended September 30, 2007, as compared to $1,577,146 for the nine months ended September 30, 2006, an increase of $189,252, or 12.0%. The increase in cost of revenue was attributable primarily to the increase in depreciation, installation and maintenance expenses.   Specifically, the depreciation cost for the three months ended September 30, 2007 was $450,603 as compared to $445,417 for the three months ended September 30, 2006.  Our installation, maintenance and shipping expense also increased to $136,788 for the three months ended

September 30, 2007 from $89,546 for the three months ended September 30, 2006.  This increase was partially attributable to an increase in the rate of new installations of bingo equipment in the third quarter of 2007 as compared to the third quarter of 2006. As a result of this overall increase in costs, our gross margin decreased slightly to 86.3% for the three months ended September 30, 2007 from 86.9% for the three months ended September 30, 2006.

General and Administrative. General and administrative expenses were $1,074,328, or 25.1% of revenue, for the three months ended September 30, 2007 compared to $1,458,483, or 35.8% of revenue, for the three months ended September 30, 2006, a decrease of $384,155, or 26.3%. General and administrative expenses were $3,344,880, or 26.2% of revenue for the nine months ended September 30, 2007 compared to $5,406,522, or 44.9% of revenue for the nine months ended September 30, 2006, a decrease of $2,061,642, or 38.1%. This significant decrease in general and administrative expenses was achieved primarily due to the cessation of costs associated with the transition of the Company from a privately held entity to a publicly traded corporation in 2006; the latter costs specifically including the  consulting services previously provided by Spiegel Partners LLC (with a third quarter 2006 cost of $96,635) and the costs associated with the stock grants to certain of our executives (in the amount of $677,881) and payments to our independent directors (in the amount of $25,230). In the quarter ending September 30, 2007 we had costs associated with stock grants to our directors in the amount of $16,730. We expect to have costs similar to the current costs in connection with the stock grants to our directors in the remaining quarter of 2007.  Our litigation and other legal expenses decreased from $289,162 during the three months ended September 30, 2006 to $196,177 during the three months ended September 30, 2007 primarily attributable to reaching a settlement agreement in one of our prior lawsuits.

Sales and marketing.  Sales and marketing expenses were $1,206,978, or 28.3% of revenue for the three months ended September 30, 2007 compared to $1,290,877, or 31.7% of revenue for the three months ended September 30, 2006, a decrease of $83,899, or 6.5%. However,  the overall sales and marketing expenses for the nine months ended September 30, 2007, were $3,937,602, or 30.8% of revenue, compared to $3,858,730, or 32.0% of revenue, for the nine months ended September 30, 2006, an increase of $78,872, or 2.0%. The decrease for the quarter ended September 30, 2007 was attributable primarily to the reduction of cost associated with sales and marketing efforts in the Nevada market due to the addition of non commissionable customers. In addition, the overall increase for the nine months ended September 30, 2007 was primarily attributable to the expansion of our distribution channel with the deployment of additional player units.

Research and development.  Research and development expenses were $117,522, or 2.8% of revenue, for the three months ended September 30, 2007, compared to $122,600, or 3.0% of revenue, for the three months ended September 30, 2006, a decrease of $5,078, or 4.1%. Research and development expenses were $402,342, or 3.2% of revenue, for the nine months ended September 30, 2007, compared to $490,824, or 4.1% of revenue, for the nine months ended September 30, 2006, a decrease of $88,482, or 18.0%. The decrease in research and development cost in the three and nine months ended September 30, 2007 in comparison with the research and development expense for the comparable periods in 2006 was the result of reaching a technological feasibility phase of our mobile gaming platform necessitating a portion of the overall research and development costs totaling $249,094 to be capitalized (in the nine months ended September 30, 2007) in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.

Other income and investment income. Interest income from investments for the three months ended September 30, 2007 was $273,719 or 6.4% of revenue, compared to $252,983 or 6.2% of revenue, for the three months ended September 30, 2006, an increase of $20,736, or 8.2%, primarily the result of having larger principal amounts under investment during the 2007 periods.

Provision for income taxes.  An income tax provision of $436,422 with an effective tax rate of 27.8% was recorded for the three months ended September 30, 2007, as compared to $372,527 with an effective tax rate of 40.5% for the three months ended September 30, 2006, an increase of $63,895, or 17.2%. An income tax provision of $1,231,661 with an effective tax rate of 27.0% was recorded for the nine months ended September 30, 2007 compared to $513,977 income tax provision with an effective tax rate of 40.5% for the nine months ended September 30, 2006, an increase of $717,684, or 139.6%. These increases in tax provisions were primarily due to increases in our taxable income during the three and nine months ended September 30, 2007.  The respective decreases in effective tax rates are attributable primarily to the increased investment of available liquid assets into tax exempt instruments.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily with revenue generated from the leasing of our bingo products. In January 2006 we successfully completed our initial public offering of our common stock. As of September 30, 2007, our principal sources of liquidity were cash and cash equivalents of $28,878,075 and accounts receivable (net of allowance for doubtful accounts) of $1,681,875. We anticipate that our leasing revenue, which is our principal source of revenue today, will be sufficient to fund our operating expenses in the short term. Long term cash is expected to be generated from existing operations and also through selling or leasing of our products in new markets.

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

Summary of Consolidated Statements of Cash Flow

	Nine Months Ended September 30,
	2007	2006
Net Cash provided by operating activities	$4,874,724	$3,678,682
Net cash used in investing activities	(2,465,457)	(2,670,465)
Net cash provided by in financing activities	--	23,977,600
Net increase in cash and cash equivalents	2,409,267	24,985,817
Cash and cash equivalents, beginning	26,468,808	511,517
Cash and cash equivalents, ending	$28,878,075	$25,497,334

Operating Activities

For the nine months ended September 30, 2007, net cash of $4,874,724 provided by operating activities was primarily due to net income of $3,334,105, depreciation and amortization of $1,402,735, stock issued for services of $152,495 and change in operating assets and liabilities of $(5,718).  In comparison, for the nine months ended September 30, 2006, net cash of $3,678,682 provided by operating activities was primarily due to net income of $755,103, depreciation and amortization of $1,696,974, stock issued for services of $1,099,857 and change in operating assets and liabilities of $84,431.  The increase in net cash provided by operating activities during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily due to the increase in operating income for the nine months ending September 30, 2007.

Investing Activities

For the nine months ended September 30, 2007, $2,465,457 of net cash was used for investing activities, with $1,240,804 being used to fund the manufacturing of additional equipment for lease to our customers and the balance spent on other capital expenditures.

In comparison, for the nine months ended September 30, 2006, $2,670,465 of net cash was used for investing activities, with $1,140,195 being used to fund the manufacturing of additional equipment for lease to our customers and the balance spent on other capital expenditures.

Financing Activities

For the nine months ended September 30, 2007, no net cash was provided by financing activities.

For the nine months ended September 30, 2006, $24,414,717 of net cash was raised through financing activities. $24,710,625 was raised through the sale of our stock in our initial public offering, less costs of issuing stock of in the amount of $295,908.

Off-Balance Sheet Arrangements

As of September 30, 2007, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, credit risk, commodity prices and equity prices. Our primary exposure to market risk is due to the fact that certain parts, components and subassemblies for our products are manufactured outside of the United States, which exposes us to the risk of foreign currency fluctuations, political and economic instability and diluted protection of intellectual property. We are most affected by fluctuations in the value of currencies in southeast Asia. We are also subject to significant credit risk resulting from the fact that a significant portion of our accounts receivable are owed to us by relatively few of our customers. One customer made up 32.4% and 28.7% of rental revenues for the nine months ended September 30, 2007 and 2006, respectively. Furthermore, one other customer made up 12.3% and 8.1% of the accounts receivable balance as of September 30, 2007 and 2006, respectively. If these few customers fail to perform their obligations to us, we may lose a significant portion of our revenue. We do not require collateral to extend credit to our customers but we do perform ongoing credit evaluations of our customers’ financial condition.

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of September 30, 2007, of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act.  Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective at the reasonable assurance level to enable the company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion.

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting identified in management’s evaluation during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The significant deficiency was attributable primarily to the lack of personnel in our accounting department to thoroughly perform the necessary checks and balances for daily and year-end procedures, including the accounting for income taxes. In 2007, we strengthened our accounting procedures and in October 2007, we hired additional accounting personnel to further improve the effectiveness of our accounting procedures.

PART II OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

In March 2006 we commenced a civil action under the federal Racketeer Influenced Corrupt Organization (RICO) law in the United States District Court of Nevada against GameTech International Incorporated and its wholly owned subsidiary, GameTech Arizona Corporation alleging the manufacture and/or sale of gaming products in Nevada without all required regulatory licenses and approvals to do so.  In this lawsuit, we are seeking unspecific monetary damages and injunctive relief.

We believe that the final resolution of any pending litigation, individually or in the aggregate, is not likely to have a material adverse effect on our business, cash flow, results of operations or financial position.

We are occasionally threatened with or named as a defendant in lawsuits arising in the ordinary course of business, such as personal injury claims and unemployment-related claims.  From time to time, we also prosecute various collection claims against delinquent customers.

ITEM 1A.               RISK FACTORS

The risk factors set forth below captioned “Competition in the market for electronic bingo products specifically and competition for mobile gaming devices generally …” have been added to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

The risk factors set forth below captioned “Our failure to obtain approvals under the regulations promulgated under the Nevada Mobile Gaming law ...,” “We operate in a highly competitive industry …,” “Our failure to extend our contracts with existing customers and to win new customers ...,” “If we are unable to retain our senior employees …,” “A material reduction in the yield on our investment of the proceeds of our initial public offering …,” “Our patents and proprietary rights may not be enforceable …” and “A decline in the popularity of gaming generally …” have been materially modified from prior versions of these risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Risks Relating to Our Business

Our failure to obtain approvals under the regulations promulgated under the Nevada Mobile Gaming Law, including the specific approval of the Nevada Gaming Commission of our mobile gaming devices, would negatively impact our growth strategy.

Notwithstanding our receipt of an Operator of Mobile Gaming Systems license issued by the Nevada Gaming Commission, the regulations promulgated under the Nevada Mobile Gaming Law require us to obtain specific approval of our mobile gaming devices for use in Nevada casinos. On July 12, 2007, the Nevada gaming Commission published a draft of proposed minimum internal control standards, or MICS, applicable specifically to mobile gaming systems. Our mobile gaming devices must comply with any formally adopted MICS and any other minimum specifications or requirements promulgated by applicable regulatory authorities.  We submitted certain of our mobile gaming systems to the Nevada Gaming Control Board in 2006 and await the decisions of the Nevada Gaming Commission.  In November 2007, we received permission from the Nevada Gaming Control Board to demonstrate the use of certain of our mobile gaming systems at the Red Rock Hotel and Casino in Las Vegas, Nevada during the Global Gaming Exposition trade show from November 13, 2007 through November 15, 2007. While we are encouraged by this action, it provides no assurance or certainty as to the outcome of the currently pending review of certain of our mobile gaming systems by the Nevada Gaming Control Board or other regulatory authorities, our mobile gaming systems have not been approved by the Nevada Gaming Commission for use or play in Nevada. If we are unable to obtain or maintain approval of our mobile gaming platform as required by the regulations, we will be unable to manufacture, distribute and operate wireless player terminals that enable casino players to play casino games in public areas of gaming establishments as permitted by the Nevada Mobile Gaming Law.

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

The market for gaming devices generally is intensely competitive, and we expect competition to increase and intensify as the market for mobile gaming devices develops. We currently compete with other providers of electronic bingo products, such as VKGS, LLC, or Video King, formerly a division of BK Entertainment Corp., GameTech International, Inc., the recently merged Planet Bingo, LLC and Melange Computer Services, Inc., Blue Dog, Inc., Electronic Game Solutions, Inc. and California Concepts, Inc. in the marketing of our BingoStar wireless bingo systems. Although none of our competitors that manufacture mobile bingo devices is currently licensed in Nevada to market or sell bingo products, other than GameTech International, Inc., we may face competition from these providers in the market for mobile gaming devices in the future. Given the market penetration, name recognition, marketing resources and familiarity with the gaming device industry generally, traditional casino game device manufacturers could be a significant competitive threat to us. We expect fierce competition from multiple large competitors dominating their respective markets , such as Aristocrat Leisure, Ltd., International Game Technology, Alliance Gaming Corporation, WMS Gaming Inc., Progressive Gaming Inc. and Shuffle Master, Inc., that may enter the market for mobile gaming devices. In addition, we may in the future face competition from new entrants into the gaming device market, such as Cantor Fitzgerald LP, a large financial services company that already offers wireless sports betting in the United Kingdom, Sona Mobile, Inc. that has recently been granted an Operator of Mobile Gaming Systems license in Nevada, and at least two other gaming technology companies, Chimera Technology Corp. and Diamond I, Inc. Finally, traditional casino operators, most of whom are much larger than us, may attempt to enter the emerging mobile gaming market. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, proprietary technology, significantly greater financial, marketing and other resources and more readily available access to capital that could allow them to respond more quickly to new or changing opportunities.

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

If we are unable to retain our senior employees, or replace them with similarly skilled or experienced replacements, or attract other key personnel, our operations may suffer.

Our future success depends to a significant degree on the skills, experience and efforts of our key personnel. We depend heavily on the ability and experience of a small number of senior executives who have substantial experience with our operations and the electronic gaming device industry, including Yuri Itkis, our founder, Chief Executive Officer and Chairman; William Jacques, our Chief Financial Officer and Controller; Jack Coronel, our Chief Marketing Officer and Director of Compliance and Strategic Development; and Boris Itkis, our Chief Technical Officer and Vice President of Engineering. The loss of any of these senior executives without the corresponding hiring of similarly skilled or experienced replacements or the failure of any of these senior executives to obtain or maintain the requisite regulatory licenses, permits or determination of suitability could have a material adverse effect on our business.

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

Our future success depends upon our ability to attract, train and retain key marketing and customer support personnel and key managers as we further develop our products and as we enter new markets and expand in existing markets. In particular in connection with the audit of our financial statements for 2006, our independent registered public accounting firm identified a significant deficiency in our internal control over financial reporting arising from the then current level of staffing in our accounting department; although we have recently hired additional accounting personnel, in the future, we may not be able to augment our current level of staffing with qualified individuals on a timely basis. Due to licensing requirements of these personnel that may be imposed by gaming authorities, our pool of potential employees may be more limited than in other industries. Competition for individuals with the skills required is intense, and we may not be successful in recruiting such personnel. In addition, we may not be able to retain such individuals as they may leave our company and go to work for our competitors. If we are unable to attract or retain key personnel, our business, financial condition and operating results could be materially adversely affected.

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

Because we have not yet begun full-scale production of mobile gaming devices under the Nevada Mobile Gaming Law, we have invested the bulk of the proceeds of our initial public offering and the bulk of our retained earnings. Our net income and earnings per share for the year ended December 31, 2006 and the quarter ended September 30, 2007 depended substantially on the yield that we achieved on these investments. Approximately 28% of our income before tax during 2006 and 17% of our income before tax during the quarter ended September 30, 2007 resulted from these investments. Although we have invested these proceeds in relatively conservative investments, there can be no assurance that we will continue to enjoy the same yields on these investments as we did during 2006. Moreover, there can be no assurance that these investments will continue to generate a positive yield. Assuming no other changes in our sources of  revenues, any decrease in the yield on these investments, and any loss on these investments, would directly reduce our revenues.

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

It is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without our authorization or otherwise infringe on our intellectual property rights. We may have to rely on litigation to enforce our intellectual property rights and contractual rights. For example, we have pursued a patent infringement action in the past to discontinue what we believed to be infringement of our rights arising under our patents. If, in the future, we pursue patent infringement actions, the defendants in those actions may counterclaim that our patents are invalid.  If these counterclaims are successful, our patents may be invalidated or limited in scope or we may be forced to modify or discontinue our operations or pay substantial damages. If litigation that we initiate is unsuccessful, we may not be able to protect the value of our intellectual property and our business could be adversely affected.

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

Risks Relating to Our Industry

A decline in the popularity of gaming generally, or a decline in the popularity of bingo or the traditional casino games we intend to offer on our mobile gaming platform specifically, could reduce the demand for our products.

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

Date: November 6, 2007