Form 10-Q/A
period 2006-09-30
Fortunet, Inc.
filed 2008-03-26
CIK 1337899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

Form 10-Q/A
Amendment No. 1
____________________________
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:___________ to ___________

Commission file number: 000-51703
____________________________
FortuNet, Inc.
(Exact name of Registrant as specified in its charter)
____________________________

Nevada	88-0252188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2950 South Highland Drive, Suite C Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 796-9090
[Missing Graphic Reference]

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2006 is being filed to reflect a restatement of the condensed consolidated balance sheet and statement of cash flows resulting from a reclassification of certain securities held by FortuNet, Inc. (the “Company”) as marketable securities as opposed to cash and cash equivalents as in our original filing. In addition,  Note 1 to the condensed consolidated financial statements in Item 1 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I and Quantitative and Qualitative Disclosures About Market Risk in Item 3 of Part I are amended and restated to reflect this reclassification and add certain disclosures regarding marketable securities purchased, sold and held by the Company during the three and nine months ended September 30, 2006. For further discussion regarding the restatement, see Note 1 to our condensed consolidated financial statements. In light of the restatement of our financial statements, our chief executive officer and chief financial officer re-evaluated our disclosure controls and procedures as of  September 30, 2006 and concluded that our disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting. Please see Item 4 of Part I for a discussion of our management’s re-evaluation and conclusions.

This Amendment No. 1 did not result in a change in our previously reported revenues, net income, earnings per share, stockholders’ equity, or cash flow from operations shown in our condensed consolidated financial statements. This Amendment No. 1 continues to speak as of the date of the original Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and we have not updated or amended disclosures contained herein to reflect events that have occurred since filing the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q on November 14, 2006.

FORTUNET, INC.
FORM 10-Q/A
QUARTER ENDED SEPTEMBER 30, 2006

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FORTUNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2006	December 31, 2005
	(as restated)
Assets:
Current Assets:
Cash and cash equivalents	$12,747,334	$511,517
Marketable securities	12,750,000	--
Accounts Receivable, net of allowance for doubtful accounts	1,312,805	1,311,849
Inventories	1,497,085	1,270,445
Prepaid Expenses	816,924	957,889
Deferred tax asset	138,706	82,604
Total current assets	29,262,854	4,134,304

Property and Equipment, net of accumulated depreciation	4,873,653	5,016,573
Fixed assets in construction	1,500,940	0
Other assets, net of accumulated amortization	152,814	1,176,671

Deferred tax asset	782,026	720,955
Total assets	$36,572,287	$11,048,503

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$357,706	$330,564
Commissions payable	305,062	184,863
Accrued pxpenses	300,834	184,496
Income taxes payable	227,791	158,446
Notes payable, current portion	99,378	536,495
Total current liabilities	1,290,771	1,394,864

Notes payable, net of current portion	--	--

Stockholders' equity:
Common stock 0.001 par value 150,000,000 shares authorized, 8,350,000 shares issued and outstanding for December 31, 2005 and 11,341,612 shares issued and outstanding for September 30, 2006.	11,342	8,350

Additional paid in capital	29,571,821	4,702,039

Retained earnings	5,698,353	4,943,250
Total stockholders equity	35,281,516	9,653,639

Total liabilities and stockholders’ equity	$36,572,287	$11,048,503

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

FORTUNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ending September 30,
	2006	2005
	(as restated)
Cash flows from operating activities:
Net Income	$755,103	$1,683,804
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	1,356,367	1,468,956
Amortization	340,607	340,604
Stock for services	1,099,857	--
Change in operating assets and liabilities:
Accounts receivable	(956)	62,481
Inventories	(226,640)	73,124
Prepaid expenses	140,965	(530,392)
Deferred tax	(117,173)	(252,147)
Income tax receivable	--	62,210
Other assets	(2,472)	(394,092)
Accounts payable	27,142	352,898
Accrued expenses	116,338	71,729
Commissions payable	120,199	218,936
Income tax payable	69,345	--
Net cash provided by operating activities	3,678,682	3,158,111

Cash flows from investing activities:
Purchase of assets	(2,670,465)	(1,123,287)
Purchase of marketable securities	(12,750,000)	--
Net cash used in investing activities	(15,420,465)	(1,123,287)

Cash flows from financing activities:
Dividends	--	(120,000)
Sale of Stock	24,414,717	--
Payments on note payable	(437,117)	(415,840)
Net cash provided by (used in) financing activities	23,977,600	(535,840)

Net increase in cash and cash equivalents	12,235,817	1,498,984
Cash and cash equivalents, beginning	511,517	1,379,925
Cash and cash equivalents, ending	$12,747,334	$2,878,909
Supplemental disclosure of cash flow information:
Interest	$12,126	$30,457
Cash paid for income taxes	$566,547	$1,136,983
Non cash investing activity - Stock options associated with capitalized R&D	$43,922	0

See notes to condensed consolidated financial statements.

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Restatement of Condensed Consolidated Financial Statements

Background Information

In May 1993, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”) “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 addresses the accounting and reporting for certain investments in debt and equity securities and categorization of those investments as either: held to maturity securities, trading securities or available for sale securities

In connection with the preparation of our financial statements for the year ended December 31, 2007, our investments in certain securities were reviewed and determined to be auction rate securities. The investments held at December 31, 2007 were the same type of investments held as of September 30, 2006, and, therefore should have been considered marketable securities “available for sale” in accordance with SFAS No 115.  The financial statements contained in the original Form 10-Q filed on November 14, 2006 had classified these investments as cash and cash equivalents because these investments were highly liquid and therefore believed to be cash equivalents.

In March 2008, our management, after consultation with our audit committee and our independent public accounting firm, determined that it was necessary to restate our previously issued condensed consolidated financial statements for the three and nine months ended September 30, 2006 in order to properly present cash and cash equivalents and marketable securities within the financial statements.

Restatement

The restatement has been accounted for in accordance with SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” as a revision of previously issued financial statements to reflect the correction of an error.

We have determined that $12,750,000 of municipal bonds (that were auction rate securities) that were previously considered to be cash and cash equivalents should be reclassified as marketable securities.  This reclassification reduced cash and cash equivalents from $25,497,334, as originally reported, to $12,747,334 as of September 30, 2006.

The reclassification did not result in a change in our previously reported revenues, net income, earnings per share, stockholders’ equity,  or cash flow from operations in the condensed consolidated financial statements for and as of the three and six months ended September 30, 2006. Instead, the reclassification only affected the balance of cash and cash equivalents and marketable securities on the condensed consolidated balance sheet and cash flows from investing activities on the condensed consolidated statement of cash flows. Because the fair value of these marketable securities are considered to be equal to par value as of September 30, 2006, we did not record any unrealized gain or loss for any period with respect to these securities in the statement of other comprehensive income.

Condensed Consolidated Balance Sheet Adjustments

The following is a summary of the adjustments to our previously issued unaudited condensed consolidated balance sheet at September 30, 2006.

	September 30, 2006
	as previously reported	adjustments		as restated
Assets:
Current assets:
Cash and cash equivalents	$25,497,334		$(12,750,000)	$12,747,334
Marketable securities	---		12,750,000	12,750,000
Accounts receivable, net of
allowance for doubtful accounts	1,312,805			1,312,805
Inventories	1,497,085			1,497,085
Prepaid expenses	816,924			816,924
Deferred tax asset	138,706			138,706
Total current assets	29,262,854		---	29,262,854
Property and equipment, net of accumulated depreciation	4,873,653			4,873,653
Fixed assets in construction	1,500,940			1,500,940
Other assets, net of accumulated amortization	152,814			152,814

Deferred tax asset	782,026			782,026
Total assets	$36,572,287	$	---	$36,572,287

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$357,706	$	---	$357,706
Commissions payable	305,062		---	305,062
Accrued expenses	300,834		---	300,834
Income taxes payable	227,791		---	227,791
Notes payable, current	99,378		---	99,378
Total current liabilities	1,290,771		---	1,290,771

Notes payable, net of current portion	---		---	---

Stockholders' equity:
Common stock 0.001 par value 150,000,000 shares authorized, 11,341,612 shares issued and outstanding for September 30, 2006.	11,342		---	11,342
Additional paid in capital	29,571,821		---	29,571,821
Retained earnings	5,698,353		---	5,698,353
Total stockholders’ equity	35,281,516		---	35,281,516
Total liabilities and
stockholders' equity	$36,572,287	$	---	$36,572,287

Condensed Consolidated Statement of Cash Flows Adjustments

The following is a summary of the adjustments to our previously issued unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2006

	Nine months ended September 30, 2006
	as previously reported	adjustments		as restated
Cash flows from operating activities:
Net Income	$755,103		$--	$755,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,356,367		--	1,356,367
Amortization	340,607		--	340,607
Stock for services	1,099,857		--	1,099,857
Change in operating assets and liabilities:
Accounts receivable	(956)		--	(956)
Inventories	(226,640)		--	(226,640)
Prepaid expenses	140,965		--	140,965
Deferred tax	(117,173)		--	(117,173)
Income tax receivable	--		--	--
Other assets	(2,472)		--	(2,472)
Accounts payable	27,142		--	27,142
Accrued expenses	116,338		--	116,338
Commissions payable	120,199		--	120,199
Income tax payable	69,345		--	69,345
Net cash provided by operating activities	3,678,682		--	3,678,682

Cash flows from investing activities:
Purchase of assets	(2,670,465)			(2,670,465)
Purchase of marketable securities			(12,750,000)	(12,750,000)
Net cash used in investing activities	(2,670,465)		(12,750,000)	(15,420,465)

Cash flows from financing activities:
Dividends	--		--	--
Sale of stock	24,414,717		--	24,414,717
Payments on note payable	(437,117)			(437,117)
Net cash provided by financing activities	23,977,600		--	23,977,600

Net increase in cash and cash equivalents	24,985,817		(12,750,000)	12,235,817

Cash and cash equivalents, beginning	511,517			511,517
Cash and cash equivalents, ending	$25,497,334		$(12,750,000)	$12,747,334

Supplemental disclosure of cash flow information:
Interest	$12,126		$--	$12,126
Cash paid for income taxes	$566,547	$		$566,547
Non cash investing activity - Stock options associated with capitalized R&D	$43,922			$43,922

2. Nature of Business and Interim Basis of Presentation:

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

4. Adoption of Recently Issued Accounting Pronouncements:

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

5. Stock Based Compensation:

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

6. Commitments and contingencies:

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

8. Legal proceedings:

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

On November 14, 2006 the company unveiled a number of new gaming products at the G2E gaming show in Las Vegas, NV including a new model of its Mega FortuNet® mobile gaming system adapted to comply with Nevada’s latest mobile gaming standards and policies. The new model includes a new fully redundant file server and a new high-speed expanded memory MobiPlayerTM mobile player unit incorporating an ultra-bright 10.4” color LCD screen adapted for both the indoor and the outdoor use. In addition, the Company exhibited two new models of VeriFlashTM solid state bingo flashboard having a new (patent pending) capability to display specifically the winning bingo numbers, patterns and prizes in addition to the conventional capability of showing all called bingo numbers and all bingo patterns being played.

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

Liquidity and Capital Resources

Since inception, we have financed our operations primarily with revenue generated from the leasing of our bingo products. In January 2006 we successfully completed our initial public offering of our common stock. As of September 30, 2006, our principal sources of liquidity were cash and cash equivalents and marketable securities of  $25,497,334 and accounts receivable net of allowance for doubtful accounts of $1,312,805. We anticipate that our leasing revenue, which is our principal source of revenue today, will be sufficient to fund our operating expenses in the short term. Long term cash is expected to be generated from existing operations and also through selling or leasing of our products in new markets.

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

Summary of Condensed Consolidated Statements of Cash Flow

	Nine Months Ended September 30,
	2006	2005
	(as restated)
Net cash provided by operating activities	3,678,682	3,158,111
Net cash used in investing activities	(15,420,465)	(1,123,287)
Net cash provided by (used in) financing activities	23,977,600	(535,840)
Net increase in cash and cash equivalents	12,235,817	1,498,984
Cash and cash equivalents, beginning	511,517	1,379,925
Cash and cash equivalents, ending	12,747,334	2,878,909

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

Investing Activities (restated)

For the nine months ended September 30, 2006, $15,420,465 of net cash was used for investing activities, with $1,140,195 being used to fund the manufacture of additional equipment for lease to our customers and  $1,530,270 being spent on other capital expenditures, including $937,667 for the expansion of our manufacturing base. In addition, $12,750,000 of cash was invested in marketable securities during the quarter from cash equivalent investments.

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

We are also exposed to market risk in our holding of marketable securities.  Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of non taxable auction rate securities, or ARS. Our investments totaled $12,750,000 at September 30, 2006, which were invested in fixed interest securities.

Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk.

Our marketable securities, ARS, are classified as available for sale. The ARS that we purchase consist of municipal bonds with maturities greater than five years and have credit ratings of at least AAA, and do not include mortgage-backed instruments. The auction process for ARS is intended, in part, to provide a liquid market for these securities.  In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture.  The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges.  As of September 30, 2006, we had not experienced failed auctions of our ARS due to lack of investor interest.

Subsequent to the quarter ended September 30, 2006, the auction process for some of our ARS began to deteriorate, and during the first quarter of 2008, we began to reduce the principal amount of ARS in our portfolio. Although we did not suffer any action failures of our ARS during 2006 and 2007, a few of the ARS we hold experienced auction failures during the first quarter of 2008. As a result, when we attempted to liquidate some of our ARS through auction, we were unable to do so.   We believe that the failed auctions that we have experienced during the first quarter of 2008 are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. We believe that any unrealized gain or loss associated with these securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in our financial statements.

The credit and capital markets have continued to deteriorate in 2008. Continuation or acceleration of instability in these markets and/or deterioration in the ratings of our investments may affect our ability to liquidate these securities, and therefore may affect our financial condition, and cash flows. We believe that based on our cash and cash equivalents balances in the first quarter of 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flows, financial flexibility or ability to fund our obligations.

We continue to monitor the market for our ARS and consider its impact (if any) on the fair market value of our investments. If the market conditions of the first quarter of 2008 continue, in which some auctions for ARS fail, or the anticipated recovery in market values does not occur, we may be required to record unrealized losses or impairment charges in 2008. As auctions have closed successfully in 2008, we have converted our investments in ARS to money market funds. We believe we will have the ability to hold any ARS for which auctions fail until the market recovers. We do not anticipate having to sell these securities in order to operate our business.

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

 Subsequently, we determined that it was necessary to restate our condensed consolidated financial statements for the three and nine months ended September 30, 2006 and that the condensed consolidated financial statements for those periods should no longer be relied upon.

These restatements have no impact on our previously reported revenues, net income, earnings per share, stockholders’ equity or cash flows from operations shown in the condensed consolidated financial statements for the three and nine months ended September 30, 2006.

In connection with the restatement for the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2006 because of a material weakness in an internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

We did not have effective internal control over financial reporting of marketable securities. Because the auction market had successfully provided liquidity with respect to our ARS investments during that period, the investments were perceived to be cash and cash equivalents and not recorded or reported correctly in accordance Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

The Company has remediated this material weakness and prospectively has recorded and reported investments in marketable securities in accordance Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

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
31.1*
Certificate of Yuri Itkis, Chief Executive Officer of FortuNet, Inc. dated March 25, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certificate of Kevin A. Karo, Chief Financial Officer of FortuNet, Inc. dated March 25, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Yuri Itkis, Chief Executive Officer of FortuNet, Inc. dated March 25, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Kevin A. Karo, Chief Financial Officer of FortuNet, Inc. dated March 25, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
——————

(1)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51703) filed with the SEC on July 7, 2006.
(2)	Incorporated by reference to Amendment No. 1 of our Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on October 27, 2005.
(3)	Incorporated by reference to Amendment No. 3 of our Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on November 21, 2005.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FortuNet, Inc.

By	/s/ Yuri Itkis
Yuri Itkis, Chief Executive Officer and
Chairman of the Board

By	/s/ Kevin A. Karo
Kevin A. Karo, Chief Financial Officer
Date: March 25, 2008