Form 10-K/A
period 2006-12-31
Fortunet, Inc.
filed 2008-03-26
CIK 1337899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
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

 EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2006 is being filed to reflect a restatement of the consolidated balance sheet and statement of cash flows resulting from a reclassification of certain securities held by FortuNet, Inc. (the “Company”) as marketable securities instead of  cash and cash equivalents as in our original filing. In addition,  Note 1 to the consolidated financial statements in Item 8 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II and Quantitative and Qualitative Disclosures About Market Risk in Item 7A of Part II are amended and restated to reflect this reclassification and add certain disclosures regarding marketable securities purchased, sold and held by the Company during the year ended December 31, 2006. For further discussion regarding the restatement, see Note 1 to our consolidated financial statements. In light of the restatement of our financial statements, our chief executive officer and chief financial officer re-evaluated our disclosure controls and procedures as of  December 31, 2006 and concluded that our disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting. Please see Item 9A of Part II for a discussion of our management’s re-evaluation and conclusions.

This Amendment No. 1 did not result in a change in our previously reported revenues, net income, earnings per share, stockholders’ equity, or cash flow from operations shown in our consolidated financial statements. This Amendment No. 1 continues to speak as of the date of the original Annual Report on Form 10-K for the year ended December 31, 2006, and we have not updated or amended disclosure contained herein to reflect events that have occurred since filing the original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K on March 21, 2007.

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

Liquidity and Capital Resources

Since inception, we have financed our operations primarily with revenue generated from the leasing of our bingo products. At December 31, 2006, our principal sources of liquidity were cash and cash equivalents and marketable securities of $26,468,808 and accounts receivable (net of allowance for doubtful accounts) of $1,436,599. We anticipate that our leasing revenue, which is our principal source of revenue today, will be sufficient to fund our operating expenses in the short term. Long term cash is expected to be generated from existing operations and also through selling or leasing of our products in new markets.

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

Summary of Combined and Consolidated Statements of Cash Flow

	Years Ended December 31,
	2004	2005	2006
			(as restated)
Net cash provided by operating activities	$3,985,934	$4,511,364	$5,489,602
Net cash (used in) investing activities	(3,010,750)	(1,766,102)	(26,385,533)
Net cash(used in) provided by financing activities	(735,382)	(3,613,670)	23,878,222
Net increase (decrease) in cash and cash equivalents	239,802	(868,408)	2,982,291
Cash and cash equivalents, beginning	1,140,123	1,379,925	511,517
Cash and cash equivalents, ending	$1,379,925	$511,517	$3,493,808

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

Investing Activities (restated)

For 2006, $26,385,533 of net cash was used for investing activities, with $3,410,533 being used to fund the manufacturing of additional equipment for lease to our customers and $22,975,000 was invested in marketable securities.

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

We are also exposed to market risk in our holding of marketable securities.  Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of non taxable auction rate securities, or ARS. Our investments totaled $22,975,000 at December 31, 2006, which were invested in variable interest securities.

Due to the conservative nature of our short-term variable interest rate investments, we do not believe that we have a material exposure to interest rate risk.

Our marketable securities, ARS, are classified as available for sale. The ARS that we purchase consist of municipal bonds with maturities greater than five years and have credit ratings of at least AAA, and do not include mortgage-backed instruments. The auction process for ARS is intended, in part, to provide a liquid market for these securities.  In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture.  The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges.  As of December 31, 2006, we had not experienced failed auctions of our ARS due to lack of investor interest.

Subsequent to the year ended December 31, 2006, the auction process for some of our ARS began to deteriorate, and during the first quarter of 2008, we began to reduce the principal amount of ARS in our portfolio. Although we did not suffer any action failures of our ARS during 2007, a few of the ARS we hold experienced auction failures during the first quarter of 2008. As a result, when we attempted to liquidate some of our ARS through auction, we were unable to do so.   We believe that the failed auctions that we have experienced during the first quarter of 2008 are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. We believe that any unrealized gain or loss associated with these securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in our financial statements.

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

As discussed in Note 1 to the consolidated financial statements, the 2006 financial statements have been restated.

/s/ Schechter Dokken Kanter Andrews & Selcer Ltd.

Minneapolis, Minnesota
March 20, 2007, except for Note 1and the cash and cash equivalents and marketable securities portions of Note 2 and Note 3 to the consolidated financial statements, as to which the date is March 25, 2008.

FORTUNET, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2006
		(as restated)
Assets:
Current assets:
Cash and cash equivalents	$511,517	$3,493,808
Marketable securities	--	22,975,000
Accounts receivable, net of
allowance for doubtful accounts	1,311,849	1,436,599
Inventories	1,270,445	1,333,970
Prepaid expenses	957,889	668,536
Deferred tax asset	82,604	112,716
Total current assets	4,134,304	30,020,629
Property and equipment, net of
accumulated depreciation	5,016,573	6,642,372
Other assets, net of accumulated
amortization	490,949	76,723
Deferred offering costs	685,722
Deferred tax asset	720,955	860,711
Total assets	$11,048,503	$37,600,435

Liabilities and stockholders’
equity:
Current liabilities:
Accounts payable	$330,564	$136,341
Commissions payable	184,863	294,609
Accrued expenses	184,496	231,195
Income tax payable	158,446	335,208
Notes payable, current portion	536,495	--
Total current liabilities	1,394,864	997,353
Stockholders’ equity:
Common stock .001 par value 150,000,000 shares authorized, 8,350,000 shares issued and outstanding at December 31, 2005 and 11,341,612 shares issued and outstanding at December 31, 2006	8,350	11,342
Additional paid in capital	4,702,039	29,620,830
Retained earnings	4,943,250	6,970,910
Total stockholders’ equity	9,653,639	36,603,082
Total liabilities and
stockholders’ equity	$11,048,503	$37,600,435

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
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

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

FORTUNET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004		2005		2006
					(as restated)
Cash flows from operating activities:
Net income		$2,342,171		$2,225,222	$2,027,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation		1,700,208		1,951,908	1,845,382
Amortization		452,139		454,139	418,294
Loss on sale of property and equipment				468
Stock for services					1,132,140
Increase in allowance for doubtful accounts		70,443
Change in operating assets and liabilities:
Accounts receivable		85,698		3,655	(124,750)
Inventories		(10,977)		287,305	(63,525)
Prepaid expenses		(341,737)		(567,207)	289,353
Income tax refund receivable		(136,525)		136,525
Deferred tax		(10,255)		(523,733)	(169,868)
Other assets		(6,753)		(13,047)	(4,068)
Accounts payable		60,457		236,762	(194,223)
Accrued expenses		67,941		28,581	46,699
Commissions payable		(247,026)		132,340	109,746
Income taxes payable		(39,850)		158,446	176,762
Net cash provided by operating activities		3,985,934		4,511,364	5,489,602
Cash flows from investing activities:
Purchase of property and equipment		(3,010,750)		(1,774,102)	(3,410,533)
Sale of marketable securities					3,075,000
Purchase of marketable securities					(26,050,000)
Proceeds from sale of equipment		---		8,000	---
Net cash used in investing activities		(3,010,750)		(1,766,102)	(26,385,533)
Cash flows from financing activities:
Sale of Stock, net of issuance costs				(685,722)	24,414,717
Dividends		(120,000)		(2,370,000)
Payments on notes payable		(615,382)		(557,948)	(536,495)
Net cash (used in) provided by financing activities		(735,382)		(3,613,670)	23,878,222

Net increase (decrease) in cash and cash equivalents		239,802		(868,408)	2,982,291

Cash and cash equivalents, beginning		1,140,123		1,379,925	511,517
Cash and cash equivalents, ending		$1,379,925		$511,517	$3,493,808
Supplemental cash flow information:
Cash paid for:
Interest		$58,979		$38,699	$15,377
Income taxes		$1,530,566		$1,518,369	$776,530
Non-cash investing and financing activities:
Stock options capitalized	$	---	$	---	$60,648
Dividends accrued		$30,000	$	---	$ ---

See notes to consolidated financial statements.

FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2005 and 2006

Note 1.  Restatement of Consolidated Financial Statements

Background Information

In May 1993, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”) “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 addresses the accounting and reporting for certain investments in debt and equity securities and categorization of those investments as either: held to maturity securities, trading securities or available for sale securities.

In connection with the preparation of our financial statements for the year ended December 31, 2007, our investments in certain securities were reviewed and determined to be auction rate securities. The investments held at December 31, 2007 were the same type of investments held as of  December 31, 2006, and, therefore should been considered marketable securities “available for sale” in accordance with SFAS No 115.  The financial statements contained in the original Form 10-K filed on March 21, 2007 had classified these investments as cash and cash equivalents because these investments were highly liquid and therefore believed to be cash equivalents.

In March 2008, our management, after consultation with our audit committee and our independent public accounting firm, determined that it was necessary to restate our previously issued consolidated financial statements for the year ended December 31, 2006 in order to properly present cash and cash equivalents and marketable securities within the financial statements.

Restatement

The restatement has been accounted for in accordance with SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” as a revision of previously issued financial statements to reflect the correction of an error.

We have determined that $22,975,000 of municipal bonds (that were auction rate securities) that were previously considered to be cash and cash equivalents should be reclassified as marketable securities.  This reclassification reduced cash and cash equivalents from $26,468,808, as originally reported, to $3,493,808 as of December 31, 2006.

The reclassification did not result in a change in our previously reported revenues, net income, earnings per share, stockholders’ equity,  or cash flow from operations in the consolidated financial statements as of and for the year ended December 31, 2006. Instead, the reclassification only affected the balance of cash and cash equivalents and marketable securities on the consolidated balance sheet and cash flows from investing activities on the consolidated statement of cash flows.  Because the fair value of  these marketable securities are considered to be equal to par value as of  December 31, 2006, we did not record any  unrealized gain or loss for any period with respect to these securities in the statement of other comprehensive income.

Consolidated Balance Sheet Adjustments

The following is a summary of the adjustments to our previously issued unaudited consolidated balance sheet at December 31, 2006.
	December 31, 2006
	as previously reported	adjustments		as restated
Assets:
Current assets:
Cash and cash equivalents	$26,468,808		$(22,975,000)	$3,493,808
Marketable securities	--		22,975,000	22,975,000
Accounts receivable, net of
allowance for doubtful accounts	1,436,599			1,436,599
Inventories	1,333,970			1,333,970
Prepaid expenses	668,536			668,536
Deferred tax asset	112,716			112,716
Total current assets	30,020,629			30,020,629
Property and equipment, net of
accumulated depreciation	4,825,538			4,825,538
Fixed assets in construction	1,816,834			1,816,834
Other assets, net of accumulated amortization	76,723			76,723
Deferred tax asset	860,711			860,711
Total assets	$37,600,435	$	---	$37,600,435

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$136,341	$		$136,341
Commissions payable	294,609			294,609
Accrued expenses	231,195			231,195
Income taxes payable	335,208			335,208
Total current liabilities	997,353		---	997,353
Stockholders' equity:
Common stock 0.001 par value 150,000,000 shares authorized, 11,341,612 shares issued and outstanding for December 31, 2006.	11,342			11,342
Additional paid in capital	29,620,830			29,620,830
Retained earnings	6,970,910			6,970,910
Total stockholders equity	36,603,082		---	36,603,082
Total liabilities and
stockholders' equity	$37,600,435	$	---	$37,600,435

Consolidated Statement of Cash Flows Adjustments

The following is a summary of the adjustments to our previously issued unaudited consolidated statement of cash flows for the year ended December 31, 2006

	For the year ended December 31, 2006
	as previously reported	adjustment	restated
Cash flows from operating activities:
Net income	$2,027,660	$--	$2,027,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,845,382	--	1,845,382
Amortization	418,294	--	418,294
Stock for services	1,132,140	--	1,132,140
Change in operating assets and liabilities:		--
Accounts receivable	(124,750)	--	(124,750)
Inventories	(63,525)	--	(63,525)
Prepaid expenses	289,353	--	289,353)
Deferred tax	(169,868)	--	(169,868)
Other assets	(4,068)	--	(4,068)
Accounts payable	(194,223)	--	(194,223)
Accrued expenses	46,699	--	46,699
Commissions payable	109,746	--	109,746
Income taxes payable	176,762	--	176,762
Net cash provided by operating activities	5,489,602	--	5,489,602

Cash flows from investing activities:
Purchase of property and equipment	(3,410,533)	--	(3,410,533)
Sale of marketable securities	--	3,075,000	3,075,000
Purchase of marketable securities	--	(26,050,000)	(26,050,000)
Net cash used in investing activities	(3,410,533)	(22,975,000)	(26,385,533)

Cash flows from financing activities:
Sale of Stock, net of issuance costs	24,414,717	--	24,414,717
Payments on notes payable	(536,495)	--	(536,495)
Net cash (used in) provided by financing activities	23,878,222	--	23,878,222

Net increase (decrease) in cash and cash equivalents	25,957,291	(22,975,000)	2,982,291

Cash and cash equivalents, beginning	511,517	--	511,517
Cash and cash equivalents, ending	$26,468,808	$(22,975,000)	$3,493,808

Supplemental cash flow information:
Cash paid for:
Interest	$15,377	$--	$15,377
Income taxes	$776,530	$--	$776,530
Non-cash investing and financing activities:
Stock options capitalized	$60,648	$--	$60,648

2.	Nature of business and summary of significant accounting policies:

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

Cash and cash equivalents:

The Company considers all highly liquid investments which have maturities of three months or less, when acquired, to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. Cash and cash equivalents subject the Company to concentrations of credit risk. At December 31, 2006, the Company had invested approximately $2.5 million in cash equivalents in the form of money market funds with four major investment companies and held approximately $1.0 million in a single commercial bank.

Marketable Securities:

In accordance with Statement of Financial Accounting Standards No.115, “Accounting for Certain Debt and Equity Securities,” investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis.  The fair value of marketable securities has been estimated based on quoted market prices. Interest and dividends on securities classified as available-for-sale are included in interest income.

At December 31, 2006, the Company’s investment in marketable securities in the current assets section of the consolidated balance sheets included $22.9 million of Auction Rate Securities (“ARS”). The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, in the past the Company had the ability to quickly liquidate these securities. As a result, the Company had no cumulative gross unrealized holding gains (or losses) or gross realized gains (or losses) from these securities in the periods presented. All income generated from these current investments was recorded as interest income.

The auction process for ARS historically provided a liquid market for these securities. In the second half of 2007, however, this process began to deteriorate. During the first quarter of 2008, the Company began to reduce the principal amount of ARS in its portfolio. While its portfolio was not affected by the auction process deterioration in 2007, some of the ARS the Company holds experienced auction failures during the first quarter of 2008. As a result, when the Company attempted to liquidate them through auction, it was unable to do so. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. As of March 20, 2008, the Company has received all scheduled interest payments associated with these securities.

The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges. The Company believes that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. The Company believes that any unrealized gain or loss associated with these securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in its financial statements.

The credit and capital markets have continued to deteriorate in 2008. Continuation or acceleration of the current instability in these markets and/or deterioration in the ratings of the Company’s investments may affect its ability to liquidate these securities, and therefore may affect its financial condition, cash flows and earnings. The Company believes that based on its current cash and cash equivalents balances of $3.5 million at December 31, 2006, the current lack of liquidity in the credit and capital markets will not have a material impact on its liquidity, cash flows, financial flexibility or ability to fund its obligations.

The Company continues to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of its investments. If the current market conditions continue, in which some auctions for ARS fail, or the anticipated recovery in market values does not occur, the Company may be required to record unrealized losses or impairment charges in 2008. As auctions have closed successfully, the Company has converted its investments in ARS to money market funds. The Company believes it will have the ability to hold any auction rate securities for which auctions fail until the market recovers. It does not anticipate having to sell these securities in order to operate its business.

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

3.	Marketable Securities:

The Company considers its marketable securities to be “available-for-sale,” as defined by Statement of Financial Accounting Standards No.115, “Accounting for Certain Investments in Debt and Equity Securities,” and, accordingly, unrealized holding gains and losses are excluded from operations and reported as a net amount in a separate component of stockholders’ equity. The following table summarizes the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses at December 31, 2006:

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains		(Losses)		Net
2006:
Maturities greater than five years:
Municipal Bonds (ARS)	$22,975,000	$22,975,000	$	----	$	----	$	----

The Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices which is equal to their par value.

The auction process for ARS historically provided a liquid market for these securities. In the second half of 2007, however, this process began to deteriorate. During the first quarter of 2008, the Company began to reduce the principal amount of ARS in its portfolio. While its portfolio was not affected by the auction process deterioration in 2007, some of the ARS the Company holds experienced auction failures during the first quarter of 2008. As a result, when the Company attempted to liquidate them through auction, it was unable to do so. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. As of March 20, 2008, the Company has received all scheduled interest payments associated with these securities.

The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges. The Company believes that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. The Company believes that any unrealized gain or loss associated with these securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in its financial statements.

The credit and capital markets have continued to deteriorate in 2008. Continuation or acceleration of the current instability in these markets and/or deterioration in the ratings of the Company’s investments may affect its ability to liquidate these securities, and therefore may affect its financial condition, cash flows and earnings. The Company believes that based on its current cash and cash equivalents balances of $3.5 million at December 31, 2006, the current lack of liquidity in the credit and capital markets will not have a material impact on its liquidity, cash flows, financial flexibility or ability to fund its obligations.

               The Company continues to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of its investments. If the current market conditions continue, in which some auctions for ARS fail, or the anticipated recovery in market values does not occur, the Company may be required to record unrealized losses or impairment charges in 2008. As auctions have closed successfully, the Company has converted its investments in ARS to money market funds. The Company believes it will have the ability to hold any auction rate securities for which auctions fail until the market recovers. It does not anticipate having to sell these securities in order to operate its business.

3.	Property and equipment:

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

4.    Other assets:

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

5.    Notes payable:

The note payable to a former Millennium officer (see Note 11), with interest imputed at 5%, was paid in full with the final payment made November 1, 2006.

6.   Commitments and contingencies:

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

9.   Retirement plan:

The Company sponsors a 401(k) plan in which employees may defer up to 15% of their earnings. The Company may make contributions at the discretion of the board of directors. The Company has made no contributions to the plan.

10.    Legal and patent settlements and litigation:

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

11.   Allowance for doubtful accounts:

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

12.   Acquisition of minority interests:

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

13.   Equity Incentive Plans:

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

14.   Increase in Authorized Capital:

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

15.   Stock Based Compensation:

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

16.	Quarterly Financial Information (unaudited)

Summarized unaudited quarterly financial information for the years 2006 and 2005 are noted below:

	Year Ending December 31, 2006 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$3,978,783	$3,994,553	$4,075,618	$4,411,508
Gross Profit	$3,481,227	$3,449,926	$3,540,655	$3,855,952
Income from operations	$239,915	$(192,879)	$668,695	$1,203,025
Net Income	$190,599	$17,211	$547,292	$1,272,558
Net Income per share:	$0.02	$0.00	$0.05	$0.11

	Year Ending December 31, 2005 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$3,890,212	$3,581,524	$3,509,576	$3,703,602
Gross Profit	$3,287,089	$2,965,797	$2,946,396	$3,157,442
Income from operations	$954,676	$794,892	$888,386	$857,446
Net Income	$645,850	$505,579	$532,375	$541,418
Net Income per share:	$0.08	$0.06	$0.06	$0.07

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

17.   New accounting pronouncements:

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

 Subsequently, we determined that it was necessary to restate our consolidated financial statements for the year ended December 31, 2006 and that the consolidated financial statements for that period should no longer be relied upon.

These restatements have no impact on our previously reported revenues, net income, earnings per share, stockholders’ equity or cash flows from operations shown in the consolidated financial statements for the year ended December 31, 2006.

In connection with the restatement for the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006 because of a material weakness in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

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

(a) The following documents are filed as part of this Annual Report on Form 10-K/A:

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

3.	See Item 15(b)

(b) Exhibits:

Number	Description
3.1	Amended and Restated Articles of Incorporation of FortuNet, Inc.(2)
3.2	Amended and Restated Bylaws of FortuNet, Inc.(3)
4.1	Form of Certificate Representing Common Stock, $.001 Par Value Per Share, of FortuNet, Inc.(2)
10.1	Exempt Employment Agreement between FortuNet, Inc. and Jack B. Coronel, dated as of September 9, 2002(1)
10.2	Amendment No. 1 to Exempt Employment Agreement between FortuNet, Inc. and Jack B. Coronel, dated as of September 9, 2002(1)
10.3	Exempt Employment Agreement between FortuNet, Inc. and William R. Jacques, Jr., dated as of January 10, 2005(1)
10.4	FortuNet, Inc. 2005 Stock Incentive Plan(2)
10.5	FortuNet, Inc. 2005 Stock Option Plan for Independent Directors(2)
10.6	Standard Industrial/ Commercial Multi-Tenant Lease between FortuNet, Inc. and FKC Highland LLC, dated as of May 15, 2005(1)
10.7	Capital Markets Consulting Agreement between FortuNet, Inc. and Spiegel Partners, LLC, dated as of July 5, 2005(1)
10.8	Equipment Lease Agreement between K&B Sales, Inc., d/b/a Goodtime Bingo, and FortuNet, Inc., dated as of January 4, 1999(1)
10.9	Form of Stock Grant - FortuNet, Inc. 2005 Stock Incentive Plan (4)
10.10	Form of Stock Grant - FortuNet, Inc. 2005 Stock Incentive Plan for Independent Directors (4)
10.11	Letter from FortuNet, Inc. to Merle Berman dated January 20, 2006 regarding director compensation (4)
10.12	Letter from FortuNet, Inc. to Arthur Schleifer, Jr. dated January 20, 2006 regarding director compensation (4)
10.13	Letter from FortuNet, Inc. to Harlan W. Goodson dated January 20, 2006 regarding director compensation (4)
10.14	Letter from FortuNet, Inc. to Bradley P. Forst dated January 20, 2006 regarding director compensation (4)
10.15	Amendment to Capital Markets Consulting Agreement Between FortuNet, Inc. and Spiegel Partners, LLC dated as of January 30, 2006
21.1	Subsidiaries of FortuNet, Inc.(1)
23.1	Consent of Schechter Dokken Kanter Andrews & Selcer Ltd.
24.1	Powers of Attorney (included on signature page hereto)
31.1	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on September 16, 2005.
(2)	Incorporated by reference to Amendment No.1 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on October 27, 2005.

(3)	Incorporated by reference to Amendment No.3 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on November 21, 2005.
(4)	Incorporated by reference to Amendment No.5 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on January 24, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FortuNet, Inc.

By	/s/ Yuri Itkis
Yuri Itkis, Chief Executive Officer and
Chairman of the Board

By	/s/ Kevin A. Karo
Kevin A. Karo, Chief Financial Officer
Date: March 25, 2008

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yuri Itkis, Boris Itkis and Kevin A. Karo, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution fro him in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K/A Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting onto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intent and purposes as he might or could do in person hereby ratifying and confirming all that such attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Yuri Itkis Yuri Itkis	Chief Executive Officer and Chairman of the Board	March 25, 2008
/s/ Boris Itkis Boris Itkis	Director, Director of Engineering and Chief Technical Officer	March 25, 2008
/s/ Merle Berman Merle Berman	Director	March 25, 2008
/s/ Harlan W. Goodson Harlan W. Goodson	Director	March 25, 2008
/s/Darrel Johnson Darrel Johnson	Director	March 25, 2008