Form 10-Q/A
period 2007-03-31
Fortunet, Inc.
filed 2008-03-26
CIK 1337899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-Q/A
Amendment No. 2
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

EXPLANATORY NOTE

This Amendment No. 2 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 is being filed to reflect a restatement of the condensed consolidated balance sheet and statement of cash flows resulting from a reclassification of certain securities held by FortuNet, Inc. (the “Company”) as marketable securities as opposed to cash and cash equivalents as in our original filing. In addition, Note 1 to the condensed consolidated financial statements in Item 1 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I and Quantitative and Qualitative Disclosures About Market Risk in Item 3 of Part I are amended and restated to reflect this reclassification and add certain disclosures regarding marketable securities purchased, sold and held by the Company during the three months ended March 31, 2007. For further discussion regarding the restatement, see Note 1 to our condensed consolidated financial statements. In light of the restatement of our financial statements, our chief executive officer and chief financial officer re-evaluated our disclosure controls and procedures as of  March 31, 2007 and concluded that our disclosure controls and procedures were not effective as of such date due to a material weakness in an internal control over financial reporting. Please see Item 4 of Part I for a discussion of our management’s re-evaluation and conclusions.

This Amendment No. 2 did not result in a change in our previously reported revenues, net income, earnings per share, stockholders’ equity, or cash flow from operations shown in our condensed consolidated financial statements. This Amendment No. 2 continues to speak as of the date of the original Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and we have not updated or amended disclosures contained herein to reflect events that have occurred since filing the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 2 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q and Form 10-Q/A filed on May 4, 2007 and May 5, 2007, respectively.

 FORTUNET, INC.
FORM 10-Q/A
QUARTER ENDED MARCH 31, 2007

PART I FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FORTUNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
	(as restated)	(as restated)
Assets:
Current assets:
Cash and cash equivalents	$5,130,003	$3,493,808
Marketable securities	22,975,000	22,975,000
Accounts receivable, net of
allowance for doubtful accounts	1,336,024	1,436,599
Inventories	1,553,148	1,333,970
Prepaid expenses	652,737	668,536
Deferred tax asset	280,921	112,716
Total current assets	31,927,833	30,020,629
Property and equipment, net of
accumulated depreciation	4,425,171	4,825,538
Fixed assets in construction	2,304,770	1,816,834
Other assets, net of accumulated
amortization	71,145	76,723
Deferred tax asset	834,987	860,711
Total assets	$39,563,906	$37,600,435

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$264,521	$136,341
Commissions payable	333,789	294,609
Accrued expenses	279,514	231,195
Income taxes payable	720,826	335,208
Total current liabilities	1,598,650	997,353
Stockholders' equity:
Common stock 0.001 par value 150,000,000 shares authorized, 11,341,612 shares issued and outstanding for December 31, 2006, and 11,351,612 shares issued and outstanding for March 31, 2007.	11,352	11,342
Additional paid in capital	29,711,472	29,620,830
Retained earnings	8,242,432	6,970,910
Total stockholders’ equity	37,965,256	36,603,082
Total liabilities and
stockholders' equity	$39,563,906	$37,600,435

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

FORTUNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2007	2006
	(as restated)
Cash flows from operating activities:
Net income	$1,271,522	$190,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	450,754	432,170
Amortization	6,000	113,535
Stock issued for services	60,018	437,379
Deferred taxes	(142,481)	(22,374)
Change in operating assets and liabilities:
Accounts receivable	100,575	81,709
Inventories	(219,178)	(151,386)
Prepaid expenses	15,799	(221,575)
Other assets	(422)	(574)
Accounts payable	128,180	(20,075)
Accrued expenses	48,319	90,887
Commissions payable	39,180	151,411
Income tax payable	385,618	10,129
Net cash provided by operating activities	2,143,884	1,091,835

Cash flows from investing activities:
Purchase of equipment and property	(507,689)	(232,206)
Purchase of marketable securities	(100,000)	--
Sale of marketable securities	100,000	--
Net cash used in investing activities	(507,689)	(232,206)

Cash flows from financing activities:
Sale of stock	--	24,710,625
Cost of issuing stock	--	(295,908)
Payments on note payable	--	(143,892)
Net cash provided by financing activities	--	24,270,825

Net increase in cash and cash equivalents	1,636,195	25,130,454

Cash and cash equivalents, beginning	3,493,808	511,517
Cash and cash equivalents, ending	$5,130,003	$25,641,971

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$223,316	$143,060
Non-cash investing and financing activities:
Stock options capitalized	$30,634	$--

See notes to condensed consolidated financial statements.

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Restatement of Condensed Consolidated Financial Statements

Background Information

In May 1993, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”) “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 addresses the accounting and reporting for certain investments in debt and equity securities and categorization of those investments as either: held to maturity securities, trading securities or available for sale securities

In connection with the preparation of our financial statements for the year ended December 31, 2007, our investments in certain securities were reviewed and determined to be auction rate securities. The investments held at December 31, 2007 were the same type of investments held as of March 31, 2007 and December 31, 2006, and, therefore should have been considered marketable securities “available for sale” in accordance with SFAS No 115.  The financial statements contained in the original Form 10-Q and Form 10-Q/A  filed on May 4, 2007 and May 5, 2007, respectively, had classified these investments as cash and cash equivalents because these investments were highly liquid and therefore believed to be cash equivalents.

In March 2008, our management, after consultation with our audit committee and our independent public accounting firm, determined that it was necessary to restate our previously issued condensed consolidated financial statements for the three months ended March 31, 2007 and as of December 31, 2006 in order to properly present cash and cash equivalents and marketable securities within the financial statements.

Restatement

The restatement has been accounted for in accordance with SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” as a revision of previously issued financial statements to reflect the correction of an error.

We have determined that $22,975,000 of municipal bonds (that were auction rate securities) that were previously considered to be cash and cash equivalents should be reclassified as marketable securities.  This reclassification reduced cash and cash equivalents from $28,105,003, as originally reported, to $5,130,003 as of March 31, 2007.

The reclassification did not result in a change in our previously reported revenues, net income, earnings per share, stockholders’ equity, or cash flow from operations in the condensed consolidated financial statements for and as of the three months ended March 31, 2007 and as of December 31, 2006. Instead, the reclassification only affected the balance of cash and cash equivalents and marketable securities on the condensed consolidated balance sheet and cash flows from investing activities on the condensed consolidated statement of cash flows.  Because the fair value of these marketable securities are considered to be equal to par value as of March 31, 2007 and December 31, 2006, we did not record any unrealized gain or loss for any period with respect to these securities in the statement of other comprehensive income.

Condensed Consolidated Balance Sheet Adjustments

The following is a summary of the adjustments to our previously issued unaudited condensed consolidated balance sheet at March 31, 2007.

	March 31, 2007
	as previously reported	adjustments		as restated
Assets:
Current assets:
Cash and cash equivalents	$28,105,003		$(22,975,000)	$5,130,003
Marketable securities	---		22,975,000	22,975,000
Accounts receivable, net of
allowance for doubtful accounts	1,336,024		---	1,336,024
Inventories	1,553,148		---	1,553,148
Prepaid expenses	652,737		---	652,737
Deferred tax asset	280,921		---	280,921
Total current assets	31,927,833		---	31,927,833
Property and equipment, net of
accumulated depreciation	4,425,171		---	4,425,171
Fixed assets in construction	2,304,770		---	2,304,770
Other assets, net of accumulated amortization	71,145		---	71,145
Deferred tax asset	834,987		---	834,987
Total assets	$39,563,906	$	---	$39,563,906

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$264,521	$	---	$264,521
Commissions payable	333,789		---	333,789
Accrued expenses	279,514		---	279,514
Income taxes payable	720,826		---	720,826
Total current liabilities	1,598,650		---	1,598,650
Stockholders' equity:
Common stock 0.001 par value 150,000,000 shares authorized, 11,351,612 shares issued and outstanding for March 31, 2007.	11,352		---	11,352
Additional paid in capital	29,711,472		---	29,711,472
Retained earnings	8,242,432		---	8,242,432
Total stockholders’ equity	37,965,256		---	37,965,256
Total liabilities and
stockholders' equity	$39,563,906	$	---	$39,563,906

Condensed Consolidated Statement of Cash Flows Adjustments

The following is a summary of the adjustments to our previously issued unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2007.

	Three months ended March 31,
	as previously reported	adjustments	as restated
Cash flows from operating activities:
Net income	$1,271,522	$--	$1,271,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	450,754	--	450,754
Amortization	6,000	--	6,000
Stock issued for services	60,018	--	60,018
Deferred taxes	(142,481)	--	(142,481)
Change in operating assets and liabilities:
Accounts receivable	100,575	--	100,575
Inventories	(219,178)	--	(219,178)
Prepaid expenses	15,799	--	15,799
Other assets	(422)	--	(422)
Accounts payable	128,180	--	128,180
Accrued expenses	48,319	--	48,319
Commissions payable	39,180	--	39,180
Income tax payable	385,618	--	385,618
Net cash provided by operating activities	2,143,884	--	2,143,884

Cash flows from investing activities:
Purchase of equipment and property	(507,689)	--	(507,689)
Purchase of marketable securities	--	(100,000)	(100,000)
Sale of marketable securities	--	100,000	100,000
Net cash used in investing activities	(507,689)	--	(507,689)

Cash flows from financing activities:
Sale of stock	--	--	--
Cost of issuing stock	--	--	--
Payments on note payable	--	--	--
Net cash provided by financing activities	--	--	--

Net increase in cash and cash equivalents	1,636,195	--	1,636,195

Cash and cash equivalents, beginning	26,468,808	(22,975,000)	3,493,808
Cash and cash equivalents, ending	$28,105,003	$(22,975,000)	$5,130,003

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$223,316	$--	$223,316
Non-cash investing and financing activities:
Stock options capitalized	$30,634	$--	$30,634

Condensed Consolidated Balance Sheet Adjustments

The following is a summary of the adjustments to our previously issued unaudited condensed consolidated balance sheet at December 31, 2006.

	December 31, 2006
	as previously reported	adjustments		as restated
Assets:
Current assets:
Cash and cash equivalents	$26,468,808		$(22,975,000)	$3,493,808
Marketable securities	--		22,975,000	22,975,000
Accounts receivable, net of
allowance for doubtful accounts	1,436,599		---	1,436,599
Inventories	1,333,970		---	1,333,970
Prepaid expenses	668,536		---	668,536
Deferred tax asset	112,716		---	112,716
Total current assets	30,020,629		---	30,020,629
Property and equipment, net of
accumulated depreciation	4,825,538		---	4,825,538
Fixed assets in construction	1,816,834		---	1,816,834
Other assets, net of accumulated amortization	76,723		---	76,723

Deferred tax asset	860,711		---	860,711
Total assets	$37,600,435	$	---	$37,600,435

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$136,341	$	---	$136,341
Commissions payable	294,609		---	294,609
Accrued expenses	231,195		---	231,195
Income taxes payable	335,208		---	335,208
Total current liabilities	997,353		---	997,353
Stockholders' equity:
Common stock 0.001 par value 150,000,000 shares authorized, 11,341,612 shares issued and outstanding for December 31, 2006	11,342		---	11,342
Additional paid in capital	29,620,830		---	29,620,830
Retained earnings	6,970,910		---	6,970,910
Total stockholders’ equity	36,603,082		---	36,603,082
Total liabilities and
stockholders' equity	$37,600,435	$	---	$37,600,435

2.	Nature of Business and Interim Basis of Presentation:

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

	March 31, 2007	December 31, 2006
Inventory	$1,377,745	$1,222,107
Inventory WIP	175,403	111,863
Total Inventories	$1,553,148	$1,333,970

4.	Earnings Per Share:

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

Other income and investment income. Interest income from investments for the three months ended March 31, 2007 was $233,562 or 5.4% of revenue, compared to $80,116 or 2.0% of revenue, for the three months ended March 31, 2006, and increase of $153,868, or 192.1%. ..We also received a one time collection payment on a prior legal settlement, which was assigned to a third party for collection in January 1998, in the amount of $469,586.

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

Liquidity and Capital Resources

Since inception, we have financed our operations primarily with revenue generated from the leasing of our bingo products. In January 2006 we successfully completed our initial public offering of our common stock. As of March 31, 2007, our principal sources of liquidity were cash and cash equivalents and marketable securities of $28,105,003 and accounts receivable (net of allowance for doubtful accounts) of $1,336,024. We anticipate that our leasing revenue, which is our principal source of revenue today, will be sufficient to fund our operating expenses in the short term. Long term cash is expected to be generated from existing operations and also through selling or leasing of our products in new markets.

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

Summary of Consolidated Statements of Cash Flow

	Three Months Ended March 31
	2007	2006
	(as restated)
Net cash provided by operating activities	$2,143,884	$1,091,835
Net cash used in investing activities	(507,689)	(232,206)
Net cash used in financing activities	--	24,270,825
Net increase (decrease) in cash and cash equivalents	1,636,195	25,130,454
Cash and cash equivalents, beginning	3,493,808	511,517
Cash and cash equivalents, ending	$5,130,003	$25,641,971

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

Investing Activities

For the three months ended March 31, 2007, $507,689 of net cash was used for investing activities, with $50,388 being used to fund the manufacturing of additional equipment for lease to our customers, $457,301 spent on other capital expenditures and $100,000 of marketable securities sold and purchased during the quarter.

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

We are also exposed to market risk in our holding of marketable securities.  Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of non taxable and taxable auction rate securities, or ARS. Our investments totaled $22,975,000 at March 31, 2007, which were invested in fixed interest securities.

Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk.

Our marketable securities, ARS, are classified as available for sale. The ARS that we purchase consist of municipal bonds with maturities greater than five years and have credit ratings of at least AAA, and do not include mortgage-backed instruments. The auction process for ARS is intended, in part, to provide a liquid market for these securities.  In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture.  The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges.  As of March 31, 2007, we had not experienced failed auctions of our ARS due to lack of investor interest.

Subsequent to the quarter ended March 31, 2007, the auction process for some of our ARS began to deteriorate, and during the first quarter of 2008, we began to reduce the principal amount of ARS in our portfolio. Although we did not suffer any action failures of our ARS during 2007, some of the ARS we hold experienced auction failures during the first quarter of 2008. As a result, when we attempted to liquidate some of our ARS through auction, we were unable to do so.   We believe that the failed auctions that we have experienced during the first quarter of 2008 are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. We believe that any unrealized gain or loss associated with these securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in our financial statements.

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

Subsequently, we determined that it was necessary to restate our condensed consolidated financial statements for the three months ended March 31, 2007 and that the condensed consolidated financial statements for that period should no longer be relied upon.

These restatements have no impact on our previously reported revenues, net income, earnings per share or cash flows from operations shown in the condensed consolidated financial statements for the quarter ended March 31, 2007.

In connection with the restatement for the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2007 because of a material weakness in an internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

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

Our failure to comply with tribal regulation and tribal laws would preclude us from operating in tribal jurisdictions and deriving revenue there from.

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