Form 10-Q/A
period 2007-06-30
Fortunet, Inc.
filed 2008-03-26
CIK 1337899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2007 is being filed to reflect a restatement of the condensed consolidated balance sheet and statement of cash flows resulting from a reclassification of certain securities held by FortuNet, Inc. (the “Company”) as marketable securities as opposed to cash and cash equivalents as in our original filing. In addition, Note 1 to the condensed consolidated financial statements in Item 1 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I and Quantitative and Qualitative Disclosures About Market Risk in Item 3 of Part I are amended and restated to reflect this reclassification and add certain disclosures regarding marketable securities purchased, sold and held by the Company during the three and six months ended June 30, 2007. For further discussion regarding the restatement, see Note 1 to our condensed consolidated financial statements. In light of the restatement of our financial statements, our chief executive officer and chief financial officer re-evaluated our disclosure controls and procedures as of  June 30, 2007 and concluded that our disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting. Please see Item 4 of Part I for a discussion of our management’s re-evaluation and conclusions.

This Amendment No. 1 did not result in a change in our previously reported revenues, net income, earnings per share, stockholders’ equity, or cash flow from operations shown in our condensed consolidated financial statements. This Amendment No. 1 continues to speak as of the date of the original Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and we have not updated or amended disclosures contained herein to reflect events that have occurred since filing the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q on August 3, 2007.

FORTUNET, INC.
FORM 10-Q/A
QUARTER ENDED June 30, 2007

PART I FINANCIAL INFORMATION

ITEM 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FORTUNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
	(as restated)	(as restated)
Assets:
Current assets:
Cash and cash equivalents	$4,807,136	$3,493,808
Marketable securities	23,125,000	22,975,000
Accounts receivable, net of
allowance for doubtful accounts	1,360,299	1,436,599
Income tax receivable	260,505	--
Inventories	1,600,539	1,333,970
Prepaid expenses	473,469	668,536
Deferred tax asset	195,216	112,716
Total current assets	31,822,164	30,020,629
Property and equipment, net of
accumulated depreciation	4,518,357	4,825,538
Fixed assets in construction	2,617,403	1,816,834
Other assets, net of accumulated
amortization	64,575	76,723
Deferred tax asset	887,949	860,711
Total assets	$39,910,448	$37,600,435

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$364,394	$136,341
Commissions payable	346,295	294,609
Accrued expenses	236,709	231,195
Income taxes payable	--	335,208
Total current liabilities	947,398	997,353
Stockholders' equity:
Common stock 0.001 par value 150,000,000 shares authorized, 11,341,612 shares issued and outstanding for December 31, 2006, and 11,351,279 shares issued and outstanding for June 30, 2007.	11,351	11,342
Additional paid in capital	29,779,604	29,620,830
Retained earnings	9,172,095	6,970,910
Total stockholders’ equity	38,963,050	36,603,082
Total liabilities and
stockholders' equity	$39,910,448	$37,600,435

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

 FORTUNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2007	2006
	(as restated)
Cash flows from operating activities:
Net income	$2,201,185	$207,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	908,126	888,421
Amortization	12,000	227,071
Stock issued for services	110,642	983,774
Deferred taxes	(109,738)	(89,908)
Change in operating assets and liabilities:
Accounts receivable	76,300	84,638
Income tax receivable	(260,505)	(159,490)
Inventories	(266,569)	(62,456)
Prepaid expenses	195,067	(26,389)
Other assets	148	(2,967)
Accounts payable	228,053	143,953
Commissions payable	51,686	97,409
Accrued expenses	5,514	68,371
Income tax payable	(335,208)	(158,446)
Net cash provided by operating activities	2,816,701	2,201,791

Cash flows from investing activities:
Purchase of equipment and property	(1,353,373)	(1,934,447)
Sale of marketable securities	100,000	--
Purchase of marketable securities	(250,000)	--
Net cash used in investing activities	(1,503,373)	(1,934,447)

Cash flows from financing activities:
Sale of stock	--	24,710,625
Cost of issuing stock	--	(295,908)
Payments on note payable	--	(289,590)
Net cash provided by financing activities	--	24,125,127

Net increase in cash and cash equivalents	1,313,328	24,392,471

Cash and cash equivalents, beginning	3,493,808	511,517
Cash and cash equivalents, ending	$4,807,136	$24,903,988

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,503,974	$547,337
Cash paid for interest	$19,459	$10,268
Non-cash investing and financing activities:
Stock options capitalized	$48,141	$23,278

See notes to condensed consolidated financial statements.

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Restatement of Condensed Consolidated Financial Statements

Background Information

In May 1993, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”) “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 addresses the accounting and reporting for certain investments in debt and equity securities and categorization of those investments as either: held to maturity securities, trading securities or available for sale securities

In connection with the preparation of our financial statements for the year ended December 31, 2007, our investments in certain securities were reviewed and determined to be auction rate securities. The investments held at December 31, 2007 were the same type of investments held as of  June 30, 2007 and December 31, 2006, and, therefore should have been considered marketable securities “available for sale” in accordance with SFAS No 115.  The financial statements contained in the original Form 10-Q filed on August 3, 2007 had classified these investments as cash and cash equivalents because these investments were highly liquid and therefore believed to be cash equivalents.

In March 2008, our management, after consultation with our audit committee and our independent public accounting firm, determined that it was necessary to restate our previously issued condensed consolidated financial statements for the three and six months ended June 30, 2007 and as of December 31, 2006 in order to properly present cash and cash equivalents and marketable securities within the financial statements.

Restatement

The restatement has been accounted for in accordance with SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” as a revision of previously issued financial statements to reflect the correction of an error.

We have determined that $23,125,000 of municipal bonds (that were auction rate securities) that were previously considered to be cash and cash equivalents should be reclassified as marketable securities.  This reclassification reduced cash and cash equivalents from $27,932,136, as originally reported, to $4,807,136 as of June 30, 2007.

The reclassification did not result in a change in our previously reported revenues, net income, earnings per share, stockholders’ equity,  or cash flow from operations in the condensed consolidated financial statements for and as of the three and six months ended June 30, 2007 and as of December 31, 2006. Instead, the reclassification only affected the balance of cash and cash equivalents and marketable securities on the condensed consolidated balance sheet and cash flows from investing activities on the condensed consolidated statement of cash flows. Because the fair value of these marketable securities are considered to be equal to par value as of June 30, 2007 and December 31, 2006, we did not record any unrealized gain or loss for any period with respect to these securities in the statement of other comprehensive income.

Condensed Consolidated Balance Sheet Adjustments

The following is a summary of the adjustments to our previously issued unaudited condensed consolidated balance sheet at June 30, 2007.
	June 30, 2007
	as previously reported	adjustments		as restated
Assets:
Current assets:
Cash and cash equivalents	$27,932,136		$(23,125,000)	$4,807,136
Marketable securities			23,125,000	23,125,000
Accounts receivable, net of
allowance for doubtful accounts	1,360,299		---	1,360,299
Income tax receivable	260,505		---	260,505
Inventories	1,600,539		---	1,600,539
Prepaid expenses	473,469		---	473,469
Deferred tax asset	195,216		---	195,216
Total current assets	31,822,164		---	31,822,164
Property and equipment, net of
accumulated depreciation	4,518,357		---	4,518,357
Fixed assets in construction	2,617,403		---	2,617,403
Other assets, net of accumulated amortization	64,575		---	64,575
Deferred tax asset	887,949		---	887,949
Total assets	$39,910,448	$	---	$39,910,448

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$364,394	$	---	$364,394
Commissions payable	346,295		---	346,295
Accrued expenses	236,709		---	236,709
Income taxes payable	--		---	--
Total current liabilities	947,398		---	947,398
Stockholders' equity:
Common stock 0.001 par value 150,000,000 shares authorized, 11,351,279 shares issued and outstanding for June 30, 2007.	11,351		---	11,351
Additional paid in capital	29,779,604		---	29,779,604
Retained earnings	9,172,095		---	9,172,095
Total stockholders’ equity	38,963,050		---	38,963,050
Total liabilities and
stockholders' equity	$39,910,448	$	---	$39,910,448

Condensed Consolidated Statement of Cash Flows Adjustments

The following is a summary of the adjustments to our previously issued unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2007.

	Six months ended June 30, 2007
	as previously reported	adjustments		as restated
Cash flows from operating activities:
Net income	$2,201,185		$--	$2,201,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	908,126		--	908,126
Amortization	12,000		--	12,000
Stock issued for services	110,642			110,642
Deferred taxes	(109,738)		--	(109,738)
Change in operating assets and liabilities:
Accounts receivable	76,300		--	76,300
Income tax receivable	(260,505)		--	(260,505)
Inventories	(266,569)		--	(266,569)
Prepaid expenses	195,067		--	195,067
Other assets	148		--	148
Accounts payable	228,053		--	228,053
Accrued expenses	51,686		--	51,686
Commissions payable	5,514		--	5,514
Income tax payable	(335,208)		--	(335,208)
Net cash provided by operating activities	2,816,701		--	2,816,701

Cash flows from investing activities:
Purchase of equipment and property	(1,353,373)		--	(1,353,373)
Sale of marketable securities			100,000	100,000
Purchase of marketable securities	--		(250,000)	(250,000)
Net cash used in investing activities	(1,353,373)		(150,000)	(1,503,373)

Cash flows from financing activities:
Sale of Stock	--		--	--
Cost of issuing stock	--		--	--
Payments on note payable	--		--	--
Net cash provided by financing activities	--		--	--

Net increase in cash and cash equivalents	1,463,328		(150,000)	1,313,328

Cash and cash equivalents, beginning	26,468,808		(22,975,000)	3,493,808
Cash and cash equivalents, ending	$27,932,136		$(23,125,000)	$4,807,136
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,503,974		$--	$1,503,974
Cash paid for interest	$19,459	$		$19,459
Non-cash investing and financing activities:
Stock options capitalized	$48,141		$--	$48,141

Condensed Consolidated Balance Sheet Adjustments

The following is a summary of the adjustments to our previously issued unaudited condensed consolidated balance sheet at December 31, 2006.
	December 31, 2006
	as previously reported	adjustments		as restated
Assets:
Current assets:
Cash and cash equivalents	$26,468,808		$(22,975,000)	$3,493,808
Marketable securities	--		22,975,000	22,975,000
Accounts receivable, net of
allowance for doubtful accounts	1,436,599		---	1,436,599
Income tax receivable	--		---	--
Inventories	1,333,970		---	1,333,970
Prepaid expenses	668,536		---	668,536
Deferred tax asset	112,716		---	112,716
Total current assets	30,020,629		---	30,020,629
Property and equipment, net of
accumulated depreciation	4,825,538		---	4,825,538
Fixed assets in construction	1,816,834		---	1,816,834
Other assets, net of accumulated amortization	76,723		---	76,723
Deferred tax asset	860,711			860,711
Total assets	$37,600,435	$	---	$37,600,435

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$136,341	$	---	$136,341
Commissions payable	294,609		---	294,609
Accrued expenses	231,195		---	231,195
Income taxes payable	335,208		---	335,208
Total current liabilities	997,353		---	997,353
Stockholders' equity:
Common stock 0.001 par value 150,000,000 shares authorized, 11,341,612 shares issued and outstanding for December 31, 2006.	11,342		---	11,342
Additional paid in capital	29,620,830		---	29,620,830
Retained earnings	6,970,910		---	6,970,910
Total stockholders' equity	36,603,082		---	36,603,082
Total liabilities and
stockholders' equity	$37,600,435	$	---	$37,600,435

2.	Nature of Business and Interim Basis of Presentation:

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

The following table sets forth the computations for basic and dilutive earnings per common share:

	Three months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Net Income	$ 929,663	$ 17,211	$ 2,201,185	$ 207,810
Weighted Average number of shares outstanding	11,343,339	10,730,633	11,343,339	10,730,633
Diluted non-vested stock	3,579	11,081	3,579	11,081

Diluted weighted average number of shares outstanding	11,346,918	10,787,641	11,346,918	10,787,641

Basic Earnings Per Share	$ 0.08	$ 0.00	$ 0.19	$ 0.02
Diluted Earnings Per Share	$ 0.08	$ 0.00	$ 0.19	$ 0.02

5.	Recently Issued Accounting Pronouncements:

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

SFAS 157

In June 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning in 2008. We are evaluating whether adoption of this statement will result in a change to our fair value measurements.

6.	Adoption of Recently Issued Accounting Pronouncements:

SAB 108

In June 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for our fiscal year 2007 annual financial statements. The adoption of this statement had no material impact on our results of operations, financial position or cash flows.

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

7.	Stock Based Compensation:

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

8.	Commitments and contingencies:

     At June 30, 2007, the Company has entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are for less than one year and, in the aggregate, amount to approximately $1,140,000.

9.     Research and development:

     Research and development costs are primarily for costs of software and hardware development and continued enhancements for the electronic bingo systems that the Company leases to customers. The total amount of research and development was $138,801 and $284,820 during the three and six months ended June 30, 2007 and $110,015 and $368,224 during the three and six months ended June 30, 2006.

10.    Litigation:

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

Liquidity and Capital Resources

Since inception, we have financed our operations primarily with revenue generated from the leasing of our bingo products. In January 2006 we successfully completed our initial public offering of our common stock. As of June 30, 2007, our principal sources of liquidity were cash and cash equivalents and marketable securities of $27,932,136 and accounts receivable (net of allowance for doubtful accounts) of $1,360,299. We anticipate that our leasing revenue, which is our principal source of revenue today, will be sufficient to fund our operating expenses in the short term. Long term cash is expected to be generated from existing operations and also through selling or leasing of our products in new markets.

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

Summary of Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2007	2006
	(as restated)
Net cash provided by operating activities	$2,816,701	$2,201,791
Net cash used in investing activities	(1,503,373)	(1,934,447)
Net cash provided by in financing activities	--	24,125,127
Net increase in cash and cash equivalents	1,313,328	24,392,471
Cash and cash equivalents, beginning	3,493,808	511,517
Cash and cash equivalents, ending	$4,807,136	$24,903,988

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

Investing Activities (restated)

For the six months ended June 30, 2007, $1,503,373 of net cash was used for investing activities, with $582,233 being used to fund the manufacturing of additional equipment for lease to our customers and $771,140 spent on other capital expenditures. $250,000 of marketable securities were purchased and $100,000 of marketable securities were sold.

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

We are also exposed to market risk in our holding of marketable securities.  Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of non taxable auction rate securities, or ARS. Our investments totaled $23,125,000 at June 30, 2007, which were invested in fixed interest securities.

Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk.

Our marketable securities, ARS, are classified as available for sale. The ARS that we purchase consist of municipal bonds with maturities greater than five years and have credit ratings of at least AAA, and do not include mortgage-backed instruments. The auction process for ARS is intended, in part, to provide a liquid market for these securities.  In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture.  The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges.  As of June 30, 2007, we had not experienced failed auctions of our ARS due to lack of investor interest.

Subsequent to the quarter ended June 30, 2007, the auction process for some of our ARS began to deteriorate, and during the first quarter of 2008, we began to reduce the principal amount of ARS in our portfolio. Although we did not suffer any action failures of our ARS during 2007, a few of the ARS we hold experienced auction failures during the first quarter of 2008. As a result, when we attempted to liquidate some of our ARS through auction, we were unable to do so.   We believe that the failed auctions that we have experienced during the first quarter of 2008 are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. We believe that any unrealized gain or loss associated with these securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in our financial statements.

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

Subsequently, we determined that it was necessary to restate our condensed consolidated financial statements for the three and six months ended June 30, 2007 and that the condensed consolidated financial statements for those periods should no longer be relied upon.

These restatements have no impact on our previously reported revenues, net income, earnings per share or cash flows from operations shown in the condensed consolidated financial statements for the three and six months ended June 30, 2007.

In connection with the restatement for the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2007 because of a material weakness in an internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

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

As part of our business strategy, we may seek to acquire businesses, services and technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with valuable customer contacts or otherwise offer growth opportunities. If we fail to achieve the anticipated benefits of any acquisitions we may complete, our business, operating results, financial condition and prospects may be impaired. Acquisitions and investments involve numerous risks, including:
  ●   Difficulties in integrating operations, technologies, services, accounting and personnel;
  ●   Difficulties in supporting and transitioning customers of our acquired companies to our technology platforms and business processes;
  ●   Diversion of financial and management resources from existing operations;
  ●   Potential loss of key employees;
  ●   Inability to generate sufficient revenues to offset acquisition or investment costs; and
  ●   Potential write-offs of acquired assets.
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

Future terrorist attacks similar to those of June 11, 2001, may have a significant impact on the travel and tourism industries upon which the gaming industry, and we in turn, depend. In general, our Nevada-based gaming establishment customers are adversely affected by disruptions in air travel, regardless of cause. Although, our gaming establishment customers in markets outside of Nevada, which are not as dependent on air travel, may not experience as much business disruption, the potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations. Future acts of terror in the United States or an outbreak of hostilities involving the United States may reduce players’ willingness to travel, with the result that our operations will suffer. The amounts that our customers pay to us are based on usage of our devices. Accordingly, reduced usage results in reduced payments to us. Although the revenue we generate from our gaming devices may decline as a result of reductions in air travel or consumer spending, our contracts do not generally provide our customers with the right to terminate their contracts with us as a result of reductions in air travel or consumer spending.

We operate our business in regions subject to natural disasters and other severe catastrophic events, including hurricanes. We have suffered casualty losses as a result of natural disasters (e.g. HurricaneKatrina), and any disruption to our business resulting from natural disasters will adversely affect our revenue and results of operations.

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

Because we are a registered company under the Nevada Gaming Control Act, any person who acquires five percent or more of any class of our voting securities is required to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires any person who acquires 10 percent or more of our voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada Gaming Control Board mails a written notice requiring the filing. If such person fails or refuses to apply for a finding of suitability or license within 30 days after being ordered to do so by the Nevada gaming authorities, or if such person refuses or fails to pay the investigative costs incurred by the Nevada gaming authorities in connection with such person’s application, the person may be found unsuitable. The same restrictions apply to the owner of record if the owner of record, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds any voting security may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with us, we:

●	pay that person any dividend upon any voting securities;
●	allow that person to exercise, directly or indirectly, any voting right relating to us held by the person;
●	pay remuneration in any form to that person for services rendered or otherwise; or
●
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

In addition, at the meeting, the stockholders ratified by the following vote the appointment of Schechter Dokken Kanter Andrews & Selcer Ltd. as our independent auditors for the fiscal year ending December 31, 2007:

Votes
For	11,062,660
Against	79,992
Abstained	150

 ITEM 6. EXHIBITS

       See Exhibit Index.

Exhibit Index

Number		Description

3.1		Amended and Restated Articles of Incorporation of FortuNet, Inc.(2)
3.2		Amended and Restated Bylaws of FortuNet, Inc.(3)
4.1		Form of Certificate Representing Common Stock, $.001 Par Value Per Share, of FortuNet, Inc.(2)
10	.1*	Exempt Employment Agreement between FortuNet, Inc. and Jack B. Coronel, dated as of June 9, 2002(1)
10	.2*	Amendment No. 1 to Exempt Employment Agreement between FortuNet, Inc. and Jack B. Coronel, dated as of June 9, 2002(1)
10	.3*	Amendment No. 2 to Exempt Employment Agreement between FortuNet, Inc. and Jack B. Coronel, dated as of July 6, 2006(6)
10	.4*	Amendment No. 3 to Exempt Employment Agreement between FortuNet, Inc. and Jack B. Coronel, dated as of April 1, 2007(5)
10	.5*	Exempt Employment Agreement between FortuNet, Inc. and William R. Jacques, Jr., dated as of January 10, 2005(1)
10	.6*	Amendment No. 1 to Exempt Employment Agreement between FortuNet, Inc. and William R. Jacques, Jr., dated as of July 6, 2006(6)
10	.7*	Amendment No. 2 to Exempt Employment Agreement between FortuNet, Inc. and William R. Jacques, Jr., dated as of April 1, 2007(5)
10	.8*	FortuNet, Inc. 2005 Stock Incentive Plan(2)
10	.9*	FortuNet, Inc. 2005 Stock Option Plan for Independent Directors(2)
10.10		Standard Industrial/ Commercial Multi-Tenant Lease between FortuNet, Inc. and FKC Highland LLC, dated as of May 15, 2005(1)
10.11		Equipment Lease Agreement between K&B Sales, Inc., d/b/a Goodtime Bingo, and FortuNet, Inc., dated as of January 4, 1999(1)
10	.12*	Form of Stock Grant – FortuNet, Inc. 2005 Stock Incentive Plan (4)
10	.13*	Form of Stock Grant – FortuNet, Inc. 2005 Stock Incentive Plan for Independent Directors (4)
21.1		Subsidiaries of FortuNet, Inc.(1)
23.1		Consent of Schechter Dokken Kanter Andrews & Selcer Ltd.
24.1		Powers of Attorney (included on signature page hereto)
31.1		Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
31.2		Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
32.1		Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on June 16, 2005.
(2)	Incorporated by reference to Amendment No.1 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on October 27, 2005.
(3)	Incorporated by reference to Amendment No.3 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on November 21, 2005.
(4)	Incorporated by reference to Amendment No.5 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on January 24, 2006.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 2, 2007.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FortuNet, Inc.

By	/s/ Yuri Itkis
Yuri Itkis, Chief Executive Officer and
Chairman of the Board

By	/s/ Kevin A. Karo
Kevin A. Karo, Chief Financial Officer
Date: March 25, 2008