Form 10-Q/A
period 2007-09-30
Fortunet, Inc.
filed 2008-03-26
CIK 1337899

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2007 is being filed to reflect a restatement of the condensed consolidated balance sheet and statement of cash flows resulting from a reclassification of certain securities held by FortuNet, Inc. (the “Company”) as marketable securities as opposed to cash and cash equivalents as in our original filing. In addition,  Note 1 to the condensed consolidated financial statements in Item 1 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I and Quantitative and Qualitative Disclosures About Market Risk in Item 3 of Part I are amended and restated to reflect this reclassification and add certain disclosures regarding marketable securities purchased, sold and held by the Company during the three and nine months ended September 30, 2007. For further discussion regarding the restatement, see Note 1 to our condensed consolidated financial statements. In light of the restatement of our financial statements, our chief executive officer and chief financial officer re-evaluated our disclosure controls and procedures as of  September 30, 2007 and concluded that our disclosure controls and procedures were not effective as of such date due to a material weakness in an internal control over financial reporting. Please see Item 4 of Part I for a discussion of our management’s re-evaluation and conclusions.

This Amendment No. 1 did not result in a change in our previously reported revenues, net income, earnings per share, stockholders’ equity, or cash flow from operations shown in our condensed consolidated financial statements. This Amendment No. 1 continues to speak as of the date of the original Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and we have not updated or amended disclosures contained herein to reflect events that have occurred since filing the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q on November 6, 2007.

FORTUNET, INC.
FORM 10-Q/A
QUARTER ENDED September 30, 2007

PART I FINANCIAL INFORMATION

ITEM 1.     UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FORTUNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2007	2006
Assets:	(as restated)	(as restated)
Current assets:
Cash and cash equivalents	$5,728,075	$3,493,808
Marketable securities	23,150,000	22,975,000
Accounts receivable, net of
allowance for doubtful accounts	1,681,875	1,436,599
Income tax receivable	118,941	--
Inventories	1,434,913	1,333,970
Prepaid expenses	404,110	668,536
Deferred tax asset	170,537	112,716
Total current assets	32,688,451	30,020,629
Property and equipment, net of
accumulated depreciation	4,747,282	4,825,538
Fixed assets in construction	3,041,487	1,816,834
Other assets, net of accumulated amortization	60,308	76,723
Deferred tax asset	811,783	860,711
Total assets	$41,349,311	$37,600,435

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$425,250	$136,341
Commissions payable	348,402	294,609
Accrued expenses	317,902	231,195
Income taxes payable	102,400	335,208
Total current liabilities	1,193,954	997,353
Stockholders' equity:
Common stock 0.001 par value 150,000,000 shares authorized, 11,341,612 shares issued and outstanding for December 31, 2006, and 11,351,279 shares issued and outstanding for September 30, 2007.	11,351	11,342
Additional paid in capital	29,838,991	29,620,830
Retained earnings	10,305,015	6,970,910
Total stockholders’ equity	40,155,357	36,603,082
Total liabilities and
stockholders' equity	$41,349,311	$37,600,435

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

 FORTUNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2007	2006
	(as restated)	(as restated)
Cash flows from operating activities:
Net income	$3,334,105	$755,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,384,735	1,356,367
Amortization	18,000	340,607
Stock issued for services	152,495	1,099,857
Deferred taxes	(8,893)	(117,173)
Change in operating assets and liabilities:
Accounts receivable	(245,276)	(956)
Income tax receivable	(118,941)	--
Inventories	(100,943)	(226,640)
Prepaid expenses	264,426	140,965
Other assets	(1,585)	(2,472)
Accounts payable	288,909	27,142
Commissions payable	53,793	120,199
Accrued expenses	86,707	116,338
Income tax payable	(232,808)	69,345
Net cash provided by operating activities	4,874,724	3,678,682

Cash flows from investing activities:
Purchase of equipment and property	(2,465,457)	(2,670,465)
Sale of marketable securities	6,900,000	--
Purchase of marketable securities	(7,075,000)	(12,750,000)
Net cash used in investing activities	(2,640,457)	(15,420,465)

Cash flows from financing activities:
Sale of Stock	--	24,710,625
Cost of issuing stock	--	(295,908)
Payments on note payable	--	(437,117)
Net cash provided by financing activities	--	23,977,600

Net increase in cash and cash equivalents	2,234,267	12,235,817

Cash and cash equivalents, beginning	3,493,808	511,517
Cash and cash equivalents, ending	$5,728,075	$12,747,334

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,611,197	$566,547
Cash paid for interest	$19,459	$12,126
Non-cash investing and financing activities:
Stock options capitalized	$65,674	$43,922

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

In connection with the preparation of our financial statements for the year ended December 31, 2007, our investments in certain securities were reviewed and determined to be auction rate securities. The investments held at December 31, 2007 were the same type of investments held as of September 30, 2007 and December 31, 2006, and, therefore should have been considered marketable securities “available for sale” in accordance with SFAS No 115.  The financial statements contained in the original Form 10-Q filed on November 6, 2007 had classified these investments as cash and cash equivalents because these investments were highly liquid and therefore believed to be cash equivalents.

In March 2008, our management, after consultation with our audit committee and our independent public accounting firm, determined that it was necessary to restate our previously issued condensed consolidated financial statements for the three and nine months ended September 30, 2007 and as of December 31, 2006 in order to properly present cash and cash equivalents and marketable securities within the financial statements.

Restatement

The restatement has been accounted for in accordance with SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” as a revision of previously issued financial statements to reflect the correction of an error.

We have determined that $23,150,000 of municipal bonds (that were auction rate securities) that were previously considered to be cash and cash equivalents should be reclassified as marketable securities.  This reclassification reduced cash and cash equivalents from $28,878,075, as originally reported, to $5,728,075 as of September 30, 2007.

The reclassification did not result in a change in our previously reported revenues, net income, earnings per share, stockholders’ equity,  or cash flow from operations in the condensed consolidated financial statements for and as of the three and nine months ended September 30, 2007 and as of December 31, 2006. Instead, the reclassification only affected the balance of cash and cash equivalents and marketable securities on the condensed consolidated balance sheet and cash flows from investing activities on the condensed consolidated statement of cash flows. Because the fair value of  these marketable securities are considered to be equal to par value as of September 30, 2007 and December 31, 2006, we did not record any  unrealized gain or loss for any period with respect to these securities in the statement of other comprehensive income.

Condensed Consolidated Balance Sheet Adjustments

The following is a summary of the adjustments to our previously issued unaudited condensed consolidated balance sheet at September 30, 2007.

	September 30, 2007
	as previously reported	adjustments		as restated
Assets:
Current assets:
Cash and cash equivalents	$28,878,075		$(23,150,000)	$5,728,075
Marketable securities	--		23,150,000	23,150,000
Accounts receivable, net of
allowance for doubtful accounts	1,681,875		--	1,681,875
Income tax receivable	118,941		--	118,941
Inventories	1,434,913		--	1,434,913
Prepaid expenses	404,110		--	404,110
Deferred tax asset	170,537		--	170,537
Total current assets	32,688,451		--	32,688,451
Property and equipment, net of
accumulated depreciation	4,747,282		--	4,747,282
Fixed assets in construction	3,041,487		--	3,041,487
Other assets, net of accumulated amortization	60,308		--	60,308
Deferred tax asset	811,783		--	811,783
Total assets	$41,349,311	$	---	$41,349,311

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$425,250		$--	$425,250
Commissions payable	348,402		--	348,402
Accrued expenses	317,902		--	317,902
Income taxes payable	102,400		--	102,400
Total current liabilities	1,193,954		---	1,193,954
Stockholders' equity:
Common stock 0.001 par value 150,000,000 shares authorized, 11,351,279 shares issued and outstanding for September 30, 2007.	11,351		--	11,351
Additional paid in capital	29,838,991		--	29,838,991
Retained earnings	10,305,015		--	10,305,015
Total stockholders’ equity	40,155,357		--	40,155,357
Total liabilities and
stockholders' equity	$41,349,311		$--	$41,349,311

Condensed Consolidated Statement of Cash Flows Adjustments

The following is a summary of the adjustments to our previously issued unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2007.

	Nine months ended September 30, 2007
	as previously reported	adjustments	as restated
Cash flows from operating activities:
Net income	$3,334,105	$--	$3,334,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,384,735	--	1,384,735
Amortization	18,000	--	18,000
Stock issued for services	152,495	--	152,495
Deferred taxes	(8,893)	--	(8,893)
Change in operating assets and liabilities:
Accounts receivable	(245,276)	--	(245,276)
Income tax receivable	(118,941)	--	(118,941)
Inventories	(100,943)	--	(100,943)
Prepaid expenses	264,426	--	264,426
Other assets	(1,585)	--	(1,585)
Accounts payable	288,909	--	288,909
Accrued expenses	53,793	--	53,793
Commissions payable	86,707	--	86,707
Income tax payable	(232,808)	--	(232,808)
Net cash provided by operating activities	4,874,724	--	4,874,724

Cash flows from investing activities:
Purchase of equipment and property	(2,465,457)	--	(2,465,457)
Sale of marketable securities		6,900,000	6,900,000
Purchase of marketable securities		(7,075,000)	(7,075,000)
Net cash used in investing activities	(2,465,457)	(175,000)	(2,640,457)

Cash flows from financing activities:
Sale of stock	--	--	--
Cost of issuing stock	--	--	--
Payments on note payable	--	--	--
Net cash provided by financing activities	--	--	--

Net increase in cash and cash equivalents	2,409,267	(175,000)	2,234,267

Cash and cash equivalents, beginning	26,468,808	(22,975,000)	3,493,808
Cash and cash equivalents, ending	$28,878,075	$(23,150,000)	$5,728,075

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,611,197	$--	$1,611,197
Cash paid for interest	$19,459	$--	$19,459
Non-cash investing and financing activities:
Stock options capitalized	$65,674	$--	$65,674

Condensed Consolidated Balance Sheet Adjustments

The following is a summary of the adjustments to our previously issued unaudited condensed consolidated balance sheet at December 31, 2006.

	December 31, 2006
	as previously reported	adjustments		as restated
Assets:
Current assets:
Cash and cash equivalents	$26,468,808		$(22,975,000)	$3,493,808
Marketable securities	--		22,975,000	22,975,000
Accounts receivable, net of
allowance for doubtful accounts	1,436,599		---	1,436,599
Inventories	1,333,970		---	1,333,970
Prepaid expenses	668,536		---	668,536
Deferred tax asset	112,716		---	112,716
Total current assets	30,020,629		---	30,020,629
Property and equipment, net of
accumulated depreciation	4,825,538		---	4,825,538
Fixed assets in construction	1,816,834		---	1,816,834
Other assets, net of accumulated amortization	76,723		---	76,723
Deferred tax asset	860,711		---	860,711
Total assets	$37,600,435	$	---	$37,600,435

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$136,341	$	---	$136,341
Commissions payable	294,609		---	294,609
Accrued expenses	231,195		---	231,195
Income taxes payable	335,208		---	335,208
Total current liabilities	997,353		---	997,353
Stockholders' equity:
Common stock 0.001 par value 150,000,000 shares authorized, 11,341,612 shares issued and outstanding for December 31, 2006.	11,342		---	11,342
Additional paid in capital	29,620,830		---	29,620,830
Retained earnings	6,970,910		---	6,970,910
Total stockholders' equity	36,603,082		---	36,603,082
Total liabilities and
stockholders' equity	$37,600,435	$	---	$37,600,435

Condensed Consolidated Statement of Cash Flows Adjustments

The following is a summary of the adjustments to our previously issued unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2006

	Nine months ended September 30, 2006
	as previously reported	adjustments	as restated
Cash flows from operating activities:
Net Income	$755,103	$--	$755,103
Adjustments to reconcile net income to net cash provided by operating activities:
		--
Depreciation	1,356,367	--	1,356,367
Amortization	340,607		340,607
Stock for services	1,099,857	--	1,099,857
Change in operating assets and liabilities:
Accounts receivable	(956)	--	(956)
Inventories	(226,640)	--	(226,640)
Prepaid expenses	140,965	--	140,965
Deferred tax	(117,173)	--	(117,173)
Other assets	(2,472)	--	(2,472)
Accounts payable	27,142	--	27,142
Accrued expenses	116,338	--	116,338
Commissions payable	120,199	--	120,199
Income tax payable	69,345		69,345
Net cash provided by operating activities	3,678,682	--	3,678,682

Cash flows from investing activities:
Purchase of assets	(2,670,465)		(2,670,465)
Purchase of marketable securities	--	(12,750,000)	(12,750,000)
Net cash used in investing activities	(2,670,465)	(12,750,000)	(15,420,465)

Cash flows from financing activities:
Dividends	--	--	--
Sale of sock	24,414,717	--	24,414,717
Payments on note payable	(437,117)		(437,117)
Net cash provided by financing activities	23,977,600	--	23,977,600

Net increase in cash and cash equivalents	24,985,817	(12,750,000)	12,235,817

Cash and cash equivalents, beginning	511,517		511,517
Cash and cash equivalents, ending	$25,497,334	$(12,750,000)	$12,747,334

Supplemental disclosure of cash flow information:
Interest	$12,126	$--	$12,126
Cash paid for income taxes	$566,547	$--	$566,547
Non cash investing activity - Stock options associated with capitalized R&D	$43,922	$--	$43,922

2.	Nature of Business and Interim Basis of Presentation:

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

 Inventories, consisting primarily of parts and components to be used for manufacturing of products are valued at the lower of cost or market, as determined by the first-in, first-out basis. Also classified as inventories are Work In Process components that are being produced for use in a future period. The following schedule details inventory between raw materials and work in process:

	September 30, 2007	December 31, 2006
Raw materials	$1,315,605	$1,222,107
Work in process	119,308	111,863
Total Inventories	$1,434,913	$1,333,970

4.	Earnings Per Share:

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

The following table sets forth the computations for basic and dilutive earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Income	$1,132,920	$547,292	$3,334,105	$755,103
Weighted average number of shares outstanding	11,344,691	10,935,487	11,344,691	10,935,487
Diluted non-vested stock	2,000	1,372	2,000	1,372

Diluted weighted average number of shares outstanding	11,348,363	10,974,860	11,348,363	10,974,860

Basic Earnings Per Share	$0.10	$0.05	$0.29	$0.07
Diluted Earnings Per Share	$0.10	$0.05	$0.29	$0.07

5.	Recently Issued Accounting Pronouncements:

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

FIN 48

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48.“Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing theminimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. With the adoption of FIN 48 on January 1, 2007, we have an unrecognized tax benefit of $102,400 included in the income tax payable on the balance sheet, which include a penalty and interest provision of 25% or $20,480, for possible state taxes for years 2002 and 2003 associated with our subsidiary Millennium Games, Inc. (“Millennium”), which are still subject to examination by tax authorities. As the result of adopting FIN 48 we recognized no adjustment to the liability for unrecognized tax benefits. The company recognizes interest and penalties with the tax provision expense.

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

Liquidity and Capital Resources

Since inception, we have financed our operations primarily with revenue generated from the leasing of our bingo products. In January 2006 we successfully completed our initial public offering of our common stock. As of September 30, 2007, our principal sources of liquidity were cash and cash equivalents and marketable securities of $28,878,075 and accounts receivable (net of allowance for doubtful accounts) of $1,681,875. We anticipate that our leasing revenue, which is our principal source of revenue today, will be sufficient to fund our operating expenses in the short term. Long term cash is expected to be generated from existing operations and also through selling or leasing of our products in new markets.

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

Summary of Consolidated Statements of Cash Flow

	Nine Months Ended September 30,
	2007	2006
	(as restated)	(as restated)
Net cash provided by operating activities	$4,874,724	$3,678,682
Net cash used in investing activities	(2,640,457)	(15,420,465)
Net cash provided by in financing activities	--	23,977,600
Net increase in cash and cash equivalents	2,234,267	12,235,817
Cash and cash equivalents, beginning	3,493,808	511,517
Cash and cash equivalents, ending	$5,728,075	$12,747,334

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

Investing Activities (restated)

For the nine months ended September 30, 2007, $2,640,457 of net cash was used for investing activities, with $1,240,804 being used to fund the manufacturing of additional equipment for lease to our customers and $1,224,653 used on other capital expenditures and $175,000 used for additional investment in marketable securities.

In comparison, for the nine months ended September 30, 2006, $15,420,465 of net cash was used for investing activities, with $1,140,195 being used to fund the manufacturing of additional equipment for lease to our customers and 1,530,270 was spent on other capital expenditures and $12,750,000 was invested in marketable securities..

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

We are also exposed to market risk in our holding of marketable securities.  Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of non taxable auction rate securities, or ARS. Our investments totaled $23,150,000 at September 30, 2007, which were invested in fixed interest securities.

Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk.

Our marketable securities, ARS, are classified as available for sale. The ARS that we purchase consist of municipal bonds with maturities greater than five years and have credit ratings of at least AAA, and do not include mortgage-backed instruments. The auction process for ARS is intended, in part, to provide a liquid market for these securities.  In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture.  The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges.  As of September 30, 2007, we had not experienced failed auctions of our ARS due to lack of investor interest.

Subsequent to the quarter ended September 30, 2007, the auction process for some of our ARS began to deteriorate, and during the first quarter of 2008, we began to reduce the principal amount of ARS in our portfolio. Although we did not suffer any action failures of our ARS during 2007, a few of the ARS we hold experienced auction failures during the first quarter of 2008. As a result, when we attempted to liquidate some of our ARS through auction, we were unable to do so.   We believe that the failed auctions that we have experienced during the first quarter of 2008 are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. We believe that any unrealized gain or loss associated with these securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in our financial statements.

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

Subsequently, we determined that it was necessary to restate our condensed consolidated financial statements for the three and nine months ended September 30, 2007 and that the condensed consolidated financial statements for those periods should no longer be relied upon.

These restatements have no impact on our previously reported revenues, net income, earnings per share, stockholders’ equity or cash flows from operations shown in the condensed consolidated financial statements for the three and nine months ended September 30, 2007.

In connection with the restatement for the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2007 because of a material weakness in an internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

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

The risk factors set forth below captioned “Our failure to obtain approvals under the regulations promulgated under the Nevada Mobile Gaming law ...,” “We operate in a highly competitive industry …,” “Our failure to extend our contracts with existing customers and to win new customers ....,” “If we are unable to retain our senior employees …,” “A material reduction in the yield on our investment of the proceeds of our initial public offering …,” “Our patents and proprietary rights may not be enforceable …” and “A decline in the popularity of gaming generally …” have been materially modified from prior versions of these risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

ITEM 6. EXHIBITS

       See Exhibit Index.

Exhibit Index

Number		Description

3.1		Amended and Restated Articles of Incorporation of FortuNet, Inc.(2)
3.2		Amended and Restated Bylaws of FortuNet, Inc.(3)
4.1		Form of Certificate Representing Common Stock, $.001 Par Value Per Share, of FortuNet, Inc.(2)
10	.1*	Exempt Employment Agreement between FortuNet, Inc. and Jack B. Coronel, dated as of September 9, 2002(1)
10	.2*	Amendment No. 1 to Exempt Employment Agreement between FortuNet, Inc. and Jack B. Coronel, dated as of September 9, 2002(1)
10	.3*	Amendment No. 2 to Exempt Employment Agreement between FortuNet, Inc. and Jack B. Coronel, dated as of July 6, 2006(6)
10	.4*	Amendment No. 3 to Exempt Employment Agreement between FortuNet, Inc. and Jack B. Coronel, dated as of April 1, 2007(5)
10	.5*	Exempt Employment Agreement between FortuNet, Inc. and William R. Jacques, Jr., dated as of January 10, 2005(1)
10	.6*	Amendment No. 1 to Exempt Employment Agreement between FortuNet, Inc. and William R. Jacques, Jr., dated as of July 6, 2006(6)
10	.7*	Amendment No. 2 to Exempt Employment Agreement between FortuNet, Inc. and William R. Jacques, Jr., dated as of April 1, 2007(5)
10	.8*	FortuNet, Inc. 2005 Stock Incentive Plan(2)
10	.9*	FortuNet, Inc. 2005 Stock Option Plan for Independent Directors(2)
10.10		Standard Industrial/ Commercial Multi-Tenant Lease between FortuNet, Inc. and FKC Highland LLC, dated as of May 15, 2005(1)
10.11		Equipment Lease Agreement between K&B Sales, Inc., d/b/a Goodtime Bingo, and FortuNet, Inc., dated as of January 4, 1999(1)
10	.12*	Form of Stock Grant – FortuNet, Inc. 2005 Stock Incentive Plan (4)
10	.13*	Form of Stock Grant – FortuNet, Inc. 2005 Stock Incentive Plan for Independent Directors (4)
21.1		Subsidiaries of FortuNet, Inc.(1)
23.1		Consent of Schechter Dokken Kanter Andrews & Selcer Ltd.
24.1		Powers of Attorney (included on signature page hereto)
31.1		Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
31.2		Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
32.1		Chief Exectutive Office Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on September 16, 2005.
(2)	Incorporated by reference to Amendment No.1 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on October 27, 2005.
(3)	Incorporated by reference to Amendment No.3 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on November 21, 2005.
(4)	Incorporated by reference to Amendment No.5 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on January 24, 2006.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 2, 2007.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FortuNet, Inc.

By	/s/ Yuri Itkis
Yuri Itkis, Chief Executive Officer and
Chairman of the Board

By	/s/ Kevin A. Karo
Kevin A. Karo, Chief Financial Officer
Date: March 25, 2008