Form 10-K
period 2007-12-31
Fortunet, Inc.
filed 2008-03-26
CIK 1337899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
☒ Yes  ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” ” large accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒No

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $29,513,000 (based on a closing sale price of $10.09 per share as reported by the Nasdaq Global Market). Shares of common stock beneficially held by executive officers and directors and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 11,352,279 shares of the registrant’s common stock issued and outstanding as of March 21, 2008.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2008 are incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Form 10-K.
FORTUNET, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Annual Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Annual Report include, without limitation, our statements that:

(A) in Item 1, (1) our belief that our field-proven mobile gaming platform is in compliance with the regulations promulgated under Nevada’s new mobile gaming law; (2) if we obtain the necessary approvals, we will begin marketing our wireless gaming platform to Nevada gaming establishments, most likely commencing with casinos with bingo halls where our mobile gaming platforms are already in use for playing bingo games; (3) we believe the addition of traditional casino games to our mobile platform will increase these casino operators’ revenues; (4) we expect to subsequently expand our marketing to additional Nevada gaming establishments that may be attracted to our mobile gaming platform by the potential of new gaming revenues generated in the auxiliary gaming and peripheral public areas of gaming establishments where playing of traditional casino games, such as poker, keno and slots, was previously not available; (5) we expect to subsequently expand marketing efforts for our wireless gaming platform beyond Nevada; (6) we intend to market our mobile casino gaming platforms under the WIN-WIN brand name; (7) we anticipate deploying our WIN-WIN platforms in Nevada casinos as soon as possible upon obtaining the required product approvals from the Nevada gaming authorities; (8) our belief that our current facility is adequate for manufacturing sufficient volume of mobile gaming products to satisfy the initially anticipated demand; (9) we anticipate that casino markets will continue to be highly regulated, have stringent product requirements and high system integrity and security requirements as the Nevada mobile gaming market develops; (10) in the emerging mobile gaming market, we expect to encounter competition from new entrants who seek to meet these market requirements; (11) we expect to continue to emphasize the research and development aspect of our business, including investing in our Smart products; (12) as the mobile gaming market develops in Nevada, we anticipate selling or leasing our mobile gaming platform products to a broader group of casino operators in Nevada and in other jurisdictions if mobile gaming is approved in these jurisdictions and the operation of our mobile gaming devices is specifically approved in these jurisdictions, (13) we believe that electronic bingo player units are legal in all tribal jurisdictions, United States Armed forces bases,  in a majority of the states in which paper bingo is legal, and in a growing number of foreign jurisdictions; (14) we intend to seek the necessary licenses, approvals and findings of suitability for our products and our personnel in other jurisdictions where there is an opportunity to market our products; (15) our belief that our current non-restricted gaming licenses allow us to manufacture and distribute our mobile gaming platforms in Nevada without additional licensing requirements; (16) we do not anticipate that any of our independent directors will be licensed as a result of serving as a director on the Company’s board of directors; (B) in Item 1A, (17) our future success depends to a significant degree on the skills, experience and efforts of our key personnel; (18) our future success depends upon our ability to attract, train and retain key marketing personnel and key managers as we further develop our products and as we enter new markets and expand in existing markets; (19) we expect, based on 2007 revenues, that our revenues attributable to sales generated through a certain distributor for 2008 will be reduced by approximately $1,500,000; (20) we expect competition to increase and intensify as the market for mobile gaming devices develops; (21) we expect fierce competition from multiple large competitors dominating their respective markets in our expansion efforts, such as Aristocrat Leisure, Ltd., International Game Technology, Alliance Gaming Corporation, WMS Gaming Inc. and Shuffle Master, Inc., that may enter the market for mobile gaming devices; (22) our belief that the failed auctions that we experienced during the first quarter of 2008 are not a result of the deterioration of the underlying credit quality of the auction rate securities, although valuation of them is subject to uncertainties that are difficult to predict; (23) our belief that any unrealized gain or loss associated with the auction rate securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in our financial statements; (24) our belief that based on our cash and cash equivalents balances in the first quarter of 2008, the current lack of liquidity in the credit market and capital markets will not have a material impact on our liquidity, cash flows, financial flexibility, or our ability to fund our operations; (25) we will continue to monitor the market for our auction rate securities and consider its impact (if any) on the fair market value of our investments; (26) our belief that we will have the ability to hold any auction rate securities for which auctions fail until the market recovers; (27) we do not anticipate having to sell the auction rate securities in order to operate our business; (28) initially, we intend to offer our customers equipment lease agreements under which we will lease our wireless gaming terminals and the associated equipment; (29) we expect to enter into agreements with customers that operate casinos and bingo halls in more than one location; (30) we anticipate that our agreements with multi-location customers will provide that the customer will be responsible for providing, at its expense, a dedicated high-speed computer network connection between our server-based gaming systems in the various locations operated by the customer to a remote central gaming server supporting such systems; (31) we expect to spend substantial amounts on research and development; (32) we expect, as needed, to continue to make a significant investment in product development; (33) to manage any future growth effectively, we will have to expand our management team, integrate new personnel and augment our marketing and production capabilities; (34) to rapidly produce large volumes of wireless gaming terminals, we will have to formulate and implement design, production planning, manufacturing and quality assurance plans that are unlike those we have used in the past; (35) when legally permitted, we intend to provide mobile gaming platforms to enable players to play traditional casino games using our wireless player terminals in Nevada;  (36) we expect a substantial portion of our future growth to result from the general expansion of the gaming industry; (C) in Item 2, (37) our belief that our current facility is adequate for manufacturing a sufficient volume of mobile gaming products to satisfy the anticipated demand through the existing lease term; (D) in Item 3, (38) we believe that the final resolution of any of the threatened or pending litigation described above, individually or in the aggregate, is not likely to have a material adverse effect on our business, cash flow, results of operations or financial position; (E) in Item 5, (39) our belief that we do not foresee paying dividends on our common stock in the future; (40) our belief that we do not intend to commence procuring any significant amount of component parts to manufacture our gaming products until we can determine the duration of the currently ongoing review process of our mobile gaming systems with the Nevada gaming authorities; (41) our belief that our research and development efforts in 2007 have made our field proven mobile gaming platform compliant with the wireless gaming regulations promulgated by the Nevada Gaming Commission to date; (42) our belief that our revenues in 2008 will be reduced related to the loss of a significant number of locations related to a distributor; (43) we anticipate that our leasing revenue will be sufficient to fund our operating expenses in the short term; (44) our expectation that long term cash will be generated from existing operations and potentially through selling or leasing our products in new markets; (45) we expect to incur significant additional expenses in connection with the procurement of equipment and components and the manufacturing of additional stationary and wireless player terminals and that the expenses will consume a substantial portion of our recurring lease revenues; (46) our belief that our cash flow from operations will be adequate to meet our expenditures for the next 12 months and foreseeable future; (47) our expectation that the adoption of certain accounting pronouncements will not have a material effect on the Company’s financial condition, results of operations or cash flows; and (48) our anticipation to continue to capitalize costs related to the research and development of our gaming platforms until the field deployment of our mobile gaming system is achieved.

Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to:  unexpected changes to Nevada’s new mobile gaming laws, a protracted delay in the Nevada Gaming Control Board’s review of our mobile gaming platform or its rejection of our product; inability to obtain the necessary approvals, licenses and findings of suitability; unexpected difficulties in penetrating new markets as a result of regulatory, competitive or other reasons; lack of resources to devote to marketing efforts; unexpected changes to zoning laws that effect our ability to continue to manufacture products in our current facility; inability to cut our costs resulting in a loss of our existing customers; legality of our electronic bingo players; unanticipated need of our directors to be licensed in order to serve on our board of directors; unexpected loss of key personnel; inability to provide competitive compensation packages to retain qualified personnel; our inability to create or introduce new products for the conventional bingo market; our failure to gain approval for our gaming platforms to play traditional casino games; unanticipated decreases in our manufacturing capabilities; unanticipated final resolution of our litigation matters; our loss of existing distributors or our failure to further broaden our distribution channel; inability to accurately predict the impact of a loss of a major portion of revenue from a certain distributor on our revenues for 2008; unanticipated substantial decrease or increase in our research and development expenses; unexpected changes to credit ratings of the auction rate securities, difficulty in evaluating the value of the auction rate securities; inability to accurately value the underlying assets supporting auction rate securities; changes in default rates applicable to the underlying assets, underlying collateral value, and the strength and quality of the market and liquidity;  inability to accurately predict the impact of the recordation of any unrealized gain or loss associated with auction rate securities in our financial statements; unexpected changes in our liquidity, cash flows due to unexpected changes in the credit and capital markets; inability to predict the impact of market changes with respect to our auction rate securities; unanticipated need to liquidate our auction rate securities; unanticipated changes to applicable tax rates or laws or changes in our tax position; an unanticipated need for additional funds for operating expenses, new business opportunities or other unforeseen events; the uncertainty of the outcome of any pending or threatened litigation; our inability to obtain additional financings through bank borrowings or debt or equity financing at all or on terms that are favorable to us; our inability to protect our intellectual property rights; the failure of the overall gaming industry to expand at the rate we expect; unexpected need to expand our operations and enter into a new lease; unanticipated drop or increase in inventory levels; inability of our leasing revenue to meet our operating expenses in the short and long term; (inability to finance additional expenses related to the procurement of equipment and the manufacturing of equipment and component parts; unanticipated increase in expenditures during the next 12 months; inability to accurately predict the impact of certain accounting pronouncements; and inability to capitalize our research and development costs.

We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Readers should also review the cautionary statements and discussion of the risks of our business set forth elsewhere herein under the heading “Risk Factors” under Part I, Item 1A and our other filings with the Securities and Exchange Commission (“SEC”).

ITEM 1.     BUSINESS

General

We are a designer, manufacturer, and field service provider  of multi-game and multi-player server-based gaming platforms. Our gaming platforms include networks of both wireless and stationary player terminals, cashier-based point of sale, or POS, terminals, self-service POS kiosks and game file servers that conduct and control bingo games. Our gaming platforms have been adapted to conduct traditional casino games, such as keno, poker and slots, in addition to bingo.

We believe that our field-proven mobile gaming platform is in compliance with the regulations promulgated under Nevada’s new mobile gaming law, AB 471, or the Nevada Mobile Gaming Law, as adopted by the Nevada Gaming Commission. We submitted our wireless gaming platform for review by the Nevada gaming authorities in 2006.

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

In January 2004, we became the 100% owner of Millennium Games, Inc., or Millennium, which enabled us to consolidate our worldwide distribution rights and to significantly reduce our overall distribution and operational costs. Millennium serves as a distribution channel for our bingo products in Native American or tribal jurisdictions as well as other jurisdictions outside of Nevada.

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

In 2007, we have supplemented our BingoStar platform with a broad new line of bingo products, dubbed Smart (patents pending). The Smart product line includes progressive signs, solid state bingo flashboards, bar coded bingo balls and automatic bingo ball blowers. We have started field deployment of the Smart progressive signs and flashboards and anticipate the deployment of Smart bingo ball blowers in 2008. Following the unveiling of samples of our innovative bar coded Smart paper bingo cards in 2007, we are constructing an advanced printing press that will allow us to supply bingo halls with secure paper bingo cards in volume.

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

Redundant Central Game File Servers

The central game file server of our gaming platform is where bingo and traditional casino games are actually conducted. Game outcomes are then displayed on our wireless and stationary player terminals. Our redundant central game file servers are internally developed, PC-compatible computers equipped with non-modifiable and verifiable memory circuitry that we believe complies with Nevada’s gaming device standards. Our central game file servers run on a  reliable  operating system and facilitate the concurrent playing of multiple types of bingo games along with traditional casino games. In addition, our central game file servers generate all random factors that determine the outcomes of the games played. The central game file servers also generate unique, disposable encryption and authentication keys that are downloaded into the wireless player terminals and redundantly preserve game and financial transaction histories.

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

Both POS configurations have optional features, such as the ability to accept credit cards where permitted by law. The kiosk is configurable to dispense bills, coins or redeemable bar-coded vouchers and is also configurable to include a charger rack housing wireless player terminal. In jurisdictions other than Nevada, the kiosk also optionally houses the central file server that operates games on the wireless player terminals dispensed from the kiosk. With optional wheels, a mobile kiosk can be transported to different multi-use facilities, such as theaters. The kiosk incorporates a player-operated touch screen that doubles as an advertising channel when the kiosk is not in use. The kiosk’s internal systems are securely locked and alarmed and are accessible only to authorized personnel who must identify themselves with a magnetic stripe user card and a password entered on the kiosk touch screen.

Because self-service kiosks do not require cashiers, they can yield operators significant savings in labor costs. In addition, kiosks shorten the waiting lines, especially in bingo halls, and free more time for the patrons to play casino games.

Internally Developed, Secure and Reliable Wireless Communication Technology

Our mobile casino gaming platform uses our internally developed, fast-response, secure, bi-directional spread-spectrum and narrow-band radio frequency, or RF, communication hardware and software for wireless communications. Our communication hardware and software offer reliable and secure data delivery to and from our wireless player terminals, even in the noisy environments characteristic of modern casinos that are saturated with cellular telephones and security radio telephones. We use disposable downloadable encryption and authentication keys to prevent hacking of our RF channels.

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

Our mobile gaming platform can detect and automatically terminate operations on the wireless player terminals when they are taken beyond permitted areas by automatically destroying the encryption and authentication keys. Our wireless player terminals are also equipped with player identification circuitry to, among other things, prevent under-age gaming

Manufacturing and Assembly

We develop and own all technical documentation and intellectual property rights to manufacturing tools, such as plastic molding forms and printed circuit board layout masks used to manufacture our wireless player terminals.

Once a product is designed and thoroughly tested at our facility, we contract the volume production of parts and subassemblies to outside vendors. We contract subassembly manufacturing jobs to a number of reputable second-source suppliers. As a result, if demand for our products increases significantly, we can increase our production capabilities by placing additional orders with multiple manufacturers.

In addition to contracting the manufacturing of our custom subassemblies, we also purchase standard off-the-shelf components, such as video monitors, power supplies and batteries in volume. In order to achieve economies of scale, we carefully research the component markets for the best prices available and often adjust our designs to incorporate cost-efficient components that we can purchase in large volumes.

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

Research and Development

Since our inception in 1989, we have continuously developed innovative gaming and entertainment products for our customers. We have internally developed all critical aspects of our gaming platform and have outsourced only the volume manufacturing of parts and subassemblies. We design all of our software, including all of our source code and all of our user interfaces and graphic art for our player terminals. We also design all of our hardware, including both electronic and mechanical components, all printed circuit board diagrams and layouts, and all 3D and 2D mechanical drawings for all our plastic and metal parts. We expect to continue to emphasize the research and development aspect of our business. Research and development costs for the fiscal years ending December 31, 2006 and 2007, were $1,483,841 and $1,494,724, respectively.

     We plan to continue to invest in the research and development of our Smart products.

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

Although we have a broadly diversified and geographically dispersed customer base, sales to charitable organizations in Texas represented approximately 34% of our revenues during 2007. We generate a significant amount of our revenue from domestic customers. During 2005, 2006 and 2007, our domestic revenues were 98%, 98% and 98%, respectively.

Sales, Marketing and Distribution

Except where we are contractually or statutorily prohibited from doing so, we market our products to customers through direct and indirect channels. Our direct channel consists of our own marketing efforts as well as marketing through Millennium, our wholly-owned subsidiary.

We also distribute our products to our customers through our indirect channel consisting of a network of authorized distributors, operating in the United States, Canada, the United Kingdom and Australia. Our distributor agreements typically have one-year initial terms with successive one-year automatic renewals. Our distributors provide valuable services to our customers, including immediate on-site customer support. During 2007, sales through our single-largest distributor, K&B Sales Incorporated, doing business as Good Time Bingo, represented approximately 34% of our revenues.

Generally, the profit margins from the distributor facilitated accounts are lower than the profit margins typical for our direct accounts because the latter do not involve any commissions paid to distributors.

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

Intellectual Property

We hold two United States patents expiring in 2010, which relate to a lottery-type wagering game, and one United States patent expiring in 2012, which relates to a magnetic bingo board. We do not rely on any licensing revenue related to any of these patents. We have also filed additional patent applications that are currently pending in the United States Patent and Trademark Office.

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

Individual Licensing Requirements

The Nevada gaming authorities may investigate any individual who has a material relationship to, or material involvement with, us in order to determine whether the individual is suitable for and/or should be licensed as a business associate of a gaming licensee.  Although licensing of an individual is not a prerequisite for becoming an officer of our company, such person becoming an officer is required to file necessary disclosures with Nevada gaming authorities within thirty (30) days of becoming an officer. Currently, only our Chief Executive Officer, or CEO, Yuri Itkis, Chief Technology Officer, or CTO, Boris Itkis, and Chief Marketing Officer, or CMO, Jack Coronel are licensed individuals. Additionally, our newly appointed Chief Financial Officer, or CFO, Kevin A. Karo has recently filed his application for a finding of suitability as a corporate officer with the Nevada Gaming Control Board.

Licensing is not a prerequisite to becoming an independent director of FortuNet, and we do not anticipate that any of our independent directors will be required to be licensed as a result of serving as a director on the Company’s board of directors. The Nevada gaming authorities may deny any application for any cause they deem reasonable. Granting of an individual license requires a concomitant determination of suitability of the applicant. A finding of suitability and grant of an individual license requires submission of detailed personal and financial information, followed by a thorough investigation. An applicant for licensing or a finding of suitability must pay for all the costs of the investigation. We reimbursed our employees for the cost of seeking and maintaining licenses obtained at our request, including Yuri Itkis, Boris Itkis, Jack B. Coronel and Kevin A. Karo. Changes in licensed positions must be reported to the Nevada gaming authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada gaming authorities may disapprove a change in a corporate position, such as a change in job title or substantive job responsibilities.

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

Our CEO and Chairman of the board of directors, Yuri Itkis, our CTO, Boris Itkis, and our CMO, Jack Coronel have been found suitable for licensing by various gaming authorities. Our newly appointed CFO, Kevin A. Karo is currently in the process of applying for such licenses with various gaming authorities. If a gaming authority in any jurisdiction fails to find any of our officers, directors or significant stockholders suitable, we may be prohibited from leasing, licensing or selling our products in that jurisdiction. We are unaware of any facts or circumstances that would categorically prevent a gaming authority from finding any of our officers, directors or significant stockholders suitable.

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

Fees and Taxes

We pay license fees and taxes computed in various ways depending on the type of gaming or activity involved. These fees and taxes, depending upon their nature, are payable monthly, quarterly or annually and are based upon either a percentage of the gross revenues received or the number of gaming devices operated. Annual fees are also payable to the State of Nevada for renewal of our manufacturers and distributors licenses, OILS license and our Mobile Gaming license. Our cost of fees and taxes for the years ending December 31, 2006 and 2007 were $87,515 and $92,821 respectively.

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

Gaming on tribal lands, including the terms and conditions under which gaming equipment can be sold or leased to tribal users, is governed by federal law, tribal-state compacts and tribal gaming regulations. The Indian Gaming Regulatory Act of 1988, or IGRA, provides the framework for federal and state control over all gaming on tribal lands and is administered by the National Indian Gaming Commission and the Secretary of the United States Department of the Interior. IGRA requires that the tribe and the state enter into a written agreement, a tribal-state compact that governs the terms of certain types of gaming activities. We are not aware of any state in which a tribal-state compact seeks to regulate bingo.

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

Employees

As of December 31, 2007, we had employed 56 employees, including 28 employees in the manufacturing and service departments, 19 employees in the engineering and programming departments and 9 employees in the administration and sales departments. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be good.

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business

Our failure to obtain approvals under the regulations promulgated under the Nevada Mobile Gaming Law will negatively impact our growth strategy.

Notwithstanding our receipt of an Operator of Mobile Gaming Systems license by the Nevada Gaming Commission, the regulations promulgated under the Nevada Mobile Gaming Law require us to obtain specific approval of our mobile gaming devices for use in Nevada casinos. If we are unable to obtain or maintain approval of our mobile gaming platform as required by the regulations, we will be unable to manufacture, distribute and operate wireless player terminals that enable casino players to play casino games in public areas of gaming establishments as permitted by the Nevada Mobile Gaming Law which would have a material adverse affect on our business and operations.

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

As a manufacturer, distributor and operator of gaming platforms, we currently hold licenses in a number of jurisdictions, including Nevada. Our officers, including our major stockholder, Yuri Itkis, are required to obtain and maintain licenses, permits and other forms of approval in certain jurisdictions. Our CFO, Kevin Karo, has applied for, but has not yet received, a finding of suitability as a corporate officer with various gaming authorities. We are under continuous scrutiny by the applicable regulatory authorities.  Our officers’ current regulatory approvals may be revoked, suspended or curtailed at any time.  Our officers’ failure to obtain or maintain regulatory approval in any jurisdiction may prevent us from obtaining or maintaining regulatory approval in other jurisdictions. The failure to maintain a license in a single jurisdiction or a denial of a license by any new jurisdiction may cause a negative “domino effect” in which the loss of a license in one jurisdiction could lead to regulatory investigation and possible loss of a license in other jurisdictions.

Some jurisdictions also require licenses, permits or other forms of approval for specific gaming devices. If other jurisdictions adopt mobile gaming laws, these approval requirements may vary from jurisdiction to jurisdiction and the license, permit and approval process may be costly and more difficult to obtain that the licenses we have obtained in Nevada pursuant to the Nevada Mobile Gaming Law. As a general matter, the regulatory approval of devices involving traditional casino games is more difficult to obtain than those for bingo products. Some jurisdictions require the regulatory approval of entities and individuals before the pursuit of regulatory approval of specific gaming devices, but other jurisdictions allow the pursuit of such regulatory approvals concurrently. Although we and the individuals associated with us may obtain regulatory approval in a particular jurisdiction, we may not be able to manufacture, distribute or operate our mobile gaming platforms in that jurisdiction without separate and specific regulatory approval of our mobile gaming platform. Any failure of our gaming platform to meet the requirements for approval or to obtain the approval in any jurisdiction will cause us to not be able to distribute our gaming platforms in the jurisdiction which would have a material adverse affect upon our business and operations.

If we are unable to retain our senior employees or attract other key personnel our operations may suffer.

Our future success depends to a significant degree on the skills, experience and efforts of our key personnel. We depend heavily on the ability and experience of a small number of senior executives who have experience with our operations and the electronic gaming device industry, including Yuri Itkis, our CEO and Chairman of the board of directors; Kevin A. Karo, our CFO; Jack Coronel, our CMO and Director of Compliance and Strategic Development; and Boris Itkis, our CTO, Vice President of Engineering and member of the Company’s board of directors. The loss of any of these senior executives or the failure of any of these senior executives to obtain or maintain the requisite regulatory licenses, permits or determination of suitability may have a material adverse effect on our business and operations.

Changes in licensed positions must be reported to the Nevada gaming authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada gaming authorities may disapprove a change in a corporate position, such as a change in job title or substantive job responsibilities. Any such disapproval would prevent us from redeploying our senior executive talent in new functional roles even if management desires to do so.  A loss of one of our senior executives due to a finding of disapproval from the Nevada gaming authorities could have a material adverse effect on our business and operations.

Our future success depends upon our ability to attract, train and retain key marketing personnel and key managers as we further develop our products and as we enter new markets and expand in existing markets. In connection with the audit of our financial statements for 2006 and 2007, our independent registered public accounting firm identified a significant deficiency in our internal control over financial reporting arising from the current level of staffing in our accounting department; to augment our staffing with qualified individuals on a timely basis may not remediate this significant deficiency. Due to licensing requirements of these personnel that may be imposed by gaming authorities, our pool of potential employees may be more limited than in other industries. Competition for individuals with the skills required is intense, and we may not be successful in recruiting such personnel. In addition, we may not be able to retain such individuals as they may leave our company and go to work for our competitors. If we are unable to attract or retain key personnel, our business, financial condition and operating results could be materially adversely affected.   We rely heavily on a corporate culture of lean staffing.  While helpful to our efforts to contain our costs, our lean staffing exposes us to increased risks of internal control deficiencies and increased harm upon employee departures.

Our failure to retain and extend our existing contracts with customers and to win new customers would negatively impact our operations.

All of our lease contracts relate to our electronic bingo products. In 2007 we derived 99% of our revenues and cash flow from our portfolio of contracts to lease electronic bingo products to gaming establishments, such as casinos, and bingo halls. Our contracts are typically for a term ranging from one to three years in duration and several are on a month-to-month basis. Not all of our contracts preclude our customers from using bingo devices of our competitors. Upon the expiration of one of our contracts, a gaming establishment may award a contract through a competitive procurement process, in which we may be unsuccessful in winning the new contract or forced to reduce the price that we charge the gaming establishment in order to renew our contract. In addition, some of our contracts permit gaming establishments to terminate the contract at any time for our failure to perform and for other specified reasons. The termination of or failure to renew or extend one or more of our contracts, or the renewal or extension of one or more of our contracts on materially altered terms could, depending upon the circumstances, have a material adverse effect on our business, financial condition, results and prospects.

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

Losing any of our small number of independent distributors upon whom we depend for a significant portion of our revenue, or losing the business of a significant number of customers of those distributors, would negatively impact our operations.

We are dependent upon a small number of independent distributors to market and sell our products to casinos and bingo halls. For the fiscal year ended December 31, 2007, approximately 55% of our revenues were derived through seven distributors. During the same period, we derived approximately 34% of our revenue from our single largest distributor. Due to our payment of commissions to distributors, our customer contracts derived from distributors generate lower profit margins than our contracts derived from direct sales, or house accounts. Because we do not directly control our distributors or their customer intake practices, contracts with customers derived from distributors may be susceptible to higher default rates and lower profit margins than our house accounts.

Some of our distributors are not contractually prohibited from marketing or selling products of our competitors. Our contracts with our distributors typically cover one to three year terms and are automatically renewed for one year unless terminated upon the expiration of the then current term. Upon the expiration of a contract term, we may not be able to renew any of these contracts on terms that are favorable to us, or at all. Our competitors may provide incentives to our distributors to market and sell their products in addition to or in lieu of ours. The loss of any of our distributors or the loss of business from any customer of any of our distributors may result in a material reduction in our revenue, resulting in a material adverse effect on our business, financial condition and results of operations.  Towards the end of 2007 and at the beginning of 2008, we lost a significant number of charitable bingo hall customer locations that were serviced through one of our distributors, and it is expected, based on 2007 revenues, that our revenues attributable to sales generated through this distributor for 2008 will be reduced by approximately $1,500,000.

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

Because we have not yet begun full-scale production of mobile gaming devices under the Nevada Mobile Gaming Law, we have invested the bulk of the proceeds of our initial public offering and retained earnings. Our net income and earnings per share for the year ended December 31, 2007 depended substantially on the yield that we achieved on these investments. Approximately 10% of our income before tax during 2007 resulted from these investments.

Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of non taxable auction rate securities, or ARS. Our investments totaled $25,125,000 at December 31, 2007.

The ARS that we purchase consist of municipal bonds with maturities greater than five years and have credit ratings of at least AAA, and do not include mortgage-backed instruments. The auction process for ARS is intended, in part, to provide a liquid market for these securities.  In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture.  The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges. The auction process for some of our ARS began to deteriorate during 2007, and during the first quarter of 2008, we began to reduce the principal amount of ARS in our portfolio. Although we did not suffer any auction failures of our ARS during 2007, a few of the ARS we hold experienced auction failures during the first quarter of 2008. As a result, when we attempted to liquidate some of our ARS through auction, we were unable to do so.   We believe that the failed auctions that we have experienced during the first quarter of 2008 are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. We believe that any unrealized gain or loss associated with these securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in our financial statements.

The credit and capital markets have continued to deteriorate in 2008. Continuation or acceleration of instability in these markets and/or deterioration in the ratings of our investments may affect our ability to liquidate these securities, and therefore may affect our financial condition, and cash flows. We believe that, based on our cash and cash equivalents balances in the first quarter of 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flows, financial flexibility or ability to fund our obligations.

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

Although we have invested these proceeds in relatively conservative investments, based on the current market conditions, there can be no assurance that we will continue to enjoy the same yields on our investments as we did during 2007. Moreover, there can be no assurance that these investments will continue to generate a positive yield. Assuming no other changes in our sources of revenues, any decrease in the yield on these investments, and any loss on these investments, would directly reduce our revenues.

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

We expect to enter into agreements with customers that operate casinos and bingo halls in more than one location. In such cases, we anticipate that our agreements with such customers will provide that the customer will be responsible for providing, at its expense, a dedicated high-speed computer network connection between our server-based gaming systems in the various locations operated by the customer to a remote central gaming server supporting such systems. Failures or disruptions of a customer’s dedicated high-speed connection that result in the stoppage of play or in reduced performance of our server-based gaming system could disrupt players’ gaming experience, adversely affect the casinos’ or bingo halls’ satisfaction with our gaming devices, delay market acceptance of our mobile gaming platforms and harm our reputation, business, operating results and financial condition. In addition, our customers have to reserve, for our exclusive use, certain RF channels of adequate capacity to accommodate reliable and expedient wireless communication between our wireless player terminals and central game file servers.

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

In addition, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. If a claim of infringement against us is successful, we may be required to pay royalties to use technology or other intellectual property rights that we had been using or we may be required to enter into a license agreement and pay license fees, or we may be required to stop using the technology or other intellectual property rights that we had been using. We may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to the Company and divert our resources which may have a material adverse effect on our growth initiatives.

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

ITEM 2.   PROPERTIES

We conduct our operations at our facility located at 2950 South Highland Drive, Suite C, Las Vegas, Nevada, 89109. This facility is approximately 22,000 square feet and is utilized for our administrative office, product showroom, research and development and manufacturing functions. The lease for this facility expires in December 2010. Although we believe that our current facility is adequate for manufacturing a sufficient volume of mobile gaming products to satisfy the anticipated demand through the existing lease term, we may be forced to lease additional manufacturing space if demand for our expanded line products should exceed our capability to manufacture the products in our currently leased facility.

ITEM 3.   LEGAL PROCEEDINGS

In 2007, the Company settled a patent infringement lawsuit against Planet Bingo, LLC and its subsidiary, Melange Computer Services, Inc. However, terms of the settlement have not been finalized.

Currently, the Company is the plaintiff in a civil lawsuit filed in the United States Federal Court, District of Nevada under the federal Racketeer Influenced Corrupt Organization, or RICO, law against GameTech International Incorporated and its wholly owned subsidiary, GameTech Arizona Corporation.

     The Company believes that the final resolution of pending litigations,, is not likely to have a material adverse effect on the Company’s business, cash flow, results of operations or financial position.

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

The following table sets forth, for the indicated periods, the high and low closing sale prices of our common stock:

Year Ended December 31, 2006	High	Low
First Quarter (commencing January 31, 2006)	$15.03	$9.05
Second Quarter	24.65	14.54
Third Quarter	15.90	6.84
Fourth Quarter	11.45	8.04
Year Ended December 31, 2007	High	Low
First Quarter	$10.67	$7.30
Second Quarter	10.77	7.92
Third Quarter	10.74	7.26
Fourth Quarter	9.89	7.25

On March 17, 2008, the closing sale price of our common stock on the Nasdaq Global Market was $6.16.

Holders of Common Stock

As of December 31, 2007, our stock was held by approximately 10 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividends

During 2005, which was prior to our initial public offering, we paid dividends to holders of our common stock on a quarterly basis. The dividends paid during 2005 were $2,370,000 in the aggregate. Since becoming a publicly traded entity in 2006 we have paid no dividends. We do not foresee paying any dividends on our common stock in the future.  We plan on retaining our future earnings, if any, to finance our business and for general corporate purposes. As long as there are funds legally available to do so, any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon earnings, financial condition, operating results, capital requirements, any contractual restrictions and other factors that our board of directors deems relevant. The terms of any future debt or credit facility may preclude us from paying dividends on our common stock.

Use of Proceeds

We completed an initial public offering of our common stock during the first quarter of 2006. Our registration statement on Form S-1 under the Securities Act (File No. 333-128391) was declared effective on January 30, 2006. The aggregate net proceeds to us were approximately $23,728,995.

We have invested all of the net proceeds from our initial public offering in short-term interest bearing investment grade securities. We may utilize a significant amount of proceeds from our initial public offering to acquire parts and components for the manufacture of our gaming products. However, we do not intend to commence procuring any significant amount of component parts for manufacture of our gaming products until we are more able to determine  the duration of the currently ongoing reviewing process of our mobile gaming systems by the Nevada gaming authorities. We may also utilize a substantial portion, if not most, of the proceeds from this offering to acquire one or more businesses.

ITEM 6.   SELECTED FINANCIAL DATA

This Annual Report does not include information described under Item 6 of Form 10-K pursuant to the rules of the Securities and Exchange Commission that permit “smaller reporting companies” to omit such information.

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

We believe that the research and developments efforts that we undertook in 2007 have made our field-proven mobile gaming platform compliant with the wireless gaming regulations promulgated by the Nevada Gaming Commission to date.  We submitted our mobile gaming platform for review by Nevada gaming authorities in 2006. Our gaming platforms currently enable patrons to play bingo using either our wireless or our stationary player terminals. In addition, our gaming platforms currently enable patrons to play traditional casino games using our stationary player terminals. We have also successfully completed the field testing of our wireless player terminals that enable patrons to play traditional casino games on a limited basis on cruise lines. If our wireless gaming devices are approved by the Nevada gaming authorities, Nevada casino patrons will be able to play traditional casino games using our wireless player terminals. However, there can be no assurance that we will obtain such approval in the foreseeable future or at all.

We continue to focus on research and development and have recently introduced our fourth generation wireless player terminals for our gaming platform that enable patrons to play bingo and has been adapted to conduct traditional casino games in casino public areas. In addition to adapting our wireless gaming platform to comply with the newly promulgated Nevada gaming regulations for mobile gaming devices, we have developed and begun deliveries of super-bright multicolor LED bingo flashboards that not only display the called bingo numbers but also verify bingo cards. We have filed a United States patent application regarding certain aspects of this product.

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

In 2007, we incurred $406,489 in legal and professional fees as compared to $952,187 in 2006; the decrease in legal and professional fees was the result of (a) a reduction of expenses related to the litigations against defendants Planet Bingo, LLC, Melange Computer Services, Inc., and Gametech International, Inc., and (b) the completion of our initial public offering in 2006.

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

Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes , or FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position or results of operations.  We believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease within twelve months of the reporting date.

Software Development Cost Policy

We have capitalized software development costs since  the achievement of the technological feasibility of our mobile gaming system. We have recorded these costs in accordance with the Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”

Internal Control Deficiencies

In connection with the audit of our 2007 financial statements, our CEO and CFO have concluded that there was a significant deficiency in the area of financial controls. As a result of the resignation of our former CFO William Jacques Jr. on January 5, 2008, there was a lack of segregation of duties in the preparation of the 2007 financial statements.

The significant deficiency was the result of insufficient quantity of personnel in the accounting department to perform the necessary checks and balances for daily and year-end procedures.  Our independent registered public accounting firm has recommended that we promptly hire an additional employee with the background and skills to perform the duties typical of a controller. We have recently made that hire and the individual is a Certified Public Accountant.

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

Results of Operations

The following table sets forth our results of operations as a percentage of revenue for each of the periods indicated:

Consolidated Income Statement

	Years Ended December 31,
	2006	2007
Revenue	100.00%	100.00%
Cost of revenue	13.00%	14.90%
Gross profit	87.00%	85.10%
Operating expenses:
General and administrative	39.20%	28.00%
Sales and marketing	32.20%	29.90%
Research and development	3.90%	3.20%
Total operating expenses	75.30%	61.20%
Income from operations	11.70%	23.90%
Interest expense	(0.10)%	(0.10)%
Other income	5.40%	9.60%
Income before income taxes	17.00%	33.40%
Provision for income taxes	4.70%	9.40%
Net income	12.30%	24.00%

Years Ended December 31, 2007 and December 31, 2006

Sales revenue. Sales revenue was $16,488,565 in the year ended December 31, 2007, compared to $16,460,462 in the year ended December 31, 2006. The slight increase of  $28,103, or 0.2%, was primarily attributed to the overall increase in revenue of  $242,528 resulting from the change in the customer base. The increase however was offset by a decrease of $181,923 in revenues as a result of changes in operations at our existing customer locations.

Towards the end of 2007 and at the beginning of 2008, we lost a significant number of charitable bingo hall customer locations that were serviced through one of our distributors, and it is expected, based on 2007 revenues, that our revenues attributable to sales generated through this distributor for 2008 will be reduced by approximately $1,500,000.

Cost of revenue. The cost of revenue was $2,456,557 or 14.9% of revenue in 2007, compared to $2,132,702 or 13% of revenue in 2006, an increase of $323,855, or 15.2%. The increase in cost of revenue was the result of  (a) an increase in the depreciation cost from $1,740,858 in 2006 to $1,784,027 in 2007, as new units deployed in the previous and current years continue to depreciate, and (b) the increase in the cost associated with installation and maintenance from $391,844 for 2006 to $672,530 for 2007, an increase of $280,686  or 71.6%; these costs included the shipping, installation, repairs and upgrades of  the deployed units.  As a result of this overall increase in costs, our gross margin slightly decreased from 87.0% in 2006 to 85.1% in 2007.

General and administrative. The general and administrative expenses were $4,623,322 or 28.0% of revenue in 2007, as compared to $6,459,210, or 39.2% of revenue in 2006, a decrease of $1,835,888 or 28.4%. This decrease was primarily the result of a reduction in cost associated with our past transition from a private company to a publicly traded entity in 2006, including the discontinued consulting services formerly provided by Spiegel Partners LLC with a cost of $611,540, and the costs associated with the stock grants to certain of our executives in the amount of $677,881 and also the overall reduction in  legal and professional cost in the amount of $545,698.

Sales and marketing. The sales and marketing expenses were $4,930,823, or 29.9% of revenue in 2007, as compared to $5,301,332 or 32.2% of revenue in 2006, a decrease of $370,508, or 7.0%. This decrease was primarily attributable to the reduction of commissions paid to distributors.

Research and development. The research and development expenses were $533,149 or 3.2% of revenue in 2007, compared to $648,463, or 3.9% of revenue in 2006, a decrease of $115,314 or 17.8%. The decrease in research and development expenses was primarily the result of our compliance with the provisions of FASB SFAS No. 86, because we achieved the stage of technological feasibility in the development of our mobile gaming system in the beginning of the second quarter of 2006 at which time we began to capitalize the corresponding research and development expenses.  In 2007, we capitalized a full twelve (12) months worth of research and development expenses related to mobile gaming systems, as compared to capitalizing only eight (8) months worth of  such expenses in 2006.  We anticipate continuing to capitalize costs related to research and development of our gaming platform until the field deployment of our mobile gaming system is achieved.

Other income and expense. Other income was $1,578,189, or 5.4% of revenue in 2007, as compared to $898,414, or 5.5% of 2006 revenue, an increase of $679,775. The increase in other income was primarily due to the interest earned through our investment of funds raised in our initial public offering and additional liquid funds accumulated since the initial public offering.

Provision for income taxes. An income tax provision of $1,555,895 with an effective tax rate of 29.7% was recorded in 2007, as compared to $776,183 with an effective tax rate of 27.7% in 2006, an increase of $779,712 or 100.5%. The increase in the provision for income taxes was primarily due to an increase in taxable income in 2007 as compared to fiscal year 2006.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily with revenue generated from the leasing of our bingo products. At December 31, 2007, our principal sources of liquidity were cash, cash equivalents and marketable securities of $29,638,935 and accounts receivable (net of allowance for doubtful accounts) of $1,431,721. We anticipate that our leasing revenue, which is our principal source of revenue today, will be sufficient to fund our operating expenses in the short term. Long term cash is expected to be generated from existing operations and potentially, also through selling or leasing of our products in new markets.

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

Summary of Combined and Consolidated Statements of Cash Flow

	Years Ended December 31,
	2006	2007

Net cash provided by operating activities	$5,489,602	$6,543,103
Net cash (used in) investing activities	(26,385,533)	(5,522,976)
Net cash(used in) provided by financing activities	23,878,222	-----
Net increase in cash and cash equivalents	2,982,291	1,020,127
Cash and cash equivalents, beginning	511,517	3,493,808
Cash and cash equivalents, ending	$3,493,808	$4,513,935

Operating Activities

For fiscal year ended December 31, 2007, the net cash of $6,543,103 provided by our operating activities was primarily due to the net income of $3,947,548, depreciation and amortization of $1,905,730, the issuing of common stock for certain services of $164,614 and the change in operating assets and liabilities of $525,211. In comparison, for the year 2006, the net cash of $5,489,602 provided by operating activities was primarily due to the net income of $2,027,660, depreciation and amortization of  $2,263,676, the issuing of common stock for certain services of $1,132,140 and the change in operating assets and liabilities of $66,126. The overall increase of $1,053,501 in the net cash provided by operating activities in 2007 as compared to 2006, was primarily due to the increase in the net income in 2007 as compared to 2006.

Investing Activities

For 2007, $5,522,976 of net cash was used for investing activities, with $3,372,976 being used to fund the manufacture of equipment for lease to our customers and $2,150,000 was used to invest in marketable securities

For 2006, $26,385,533 of net cash was used for investing activities, with $3,410,533 being used to fund the manufacture of additional equipment for lease to our customers and $22,975,000 was used to invest in marketable securities.

Financing Activities

For the year 2007, no cash was generated or used for financing activities.

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

Off-Balance Sheet Arrangements

As of December 31, 2007, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of December 31, 2007:

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Location lease	$—	$125,799	$249,818	$—	$375,617
Total	$—	$125,799	$249,818	$—	$375,617

Recent Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In January 2008, the FASB deferred the effective date for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is still evaluating the impact of this standard; however, the Company does not expect the adoption of SFAS No. 157 will have a material effect on its financial condition, results of operations or cash flows.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115.” Under SFAS No. 159, the Company may elect to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. The decision to measure items at fair value is made at specific election dates on an irrevocable instrument-by-instrument basis and requires recognition of the changes in fair value in earnings and expensing upfront costs and fees associated with the item for which the fair value option is elected. Fair value instruments for which the fair value option has been elected and similar instruments measured using another measurement attribute are to be distinguished on the face of the statement of financial position. SFAS No. 159 is effective for financial statements beginning after November 15, 2007. The Company is still evaluating the impact of this standard; however, the Company does not expect the adoption of SFAS No. 159 will have a material effect on its financial condition, results of operations or cash flows.

SFAS 141R

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141R requires an acquirer to recognize the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is in the process of evaluating the impact of this standard; however, the Company does not expect the adoption of SFAS No. 141R will have a material effect on its financial condition, results of operations or cash flows.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements.  SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity.  SFAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  The Company does not expect the adoption of SFAS No. 160 to have a material effect on its financial condition, results of operations or cash flows.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 This Annual Report does not include information described under Item 7A of Form 10-K pursuant to the rules of the Securities and Exchange Commission that permit “smaller reporting companies” to omit such information.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

___________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FortuNet, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of FortuNet, Inc and subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FortuNet, Inc and subsidiary as of December 31, 2007 and 2006 and the results of its operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, as of January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation 48, Accounting for the Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.

/s/ Schechter Dokken Kanter Andrews & Selcer Ltd.

Minneapolis, Minnesota
March 25, 2008

FORTUNET, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,

	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$4,513,935	$3,493,808
Marketable securities	25,125,000	22,975,000
Accounts receivable, net of
allowance for doubtful accounts	1,431,721	1,436,599
Income tax receivable	156,031
Inventories	1,200,512	1,333,970
Prepaid expenses	313,414	668,536
Deferred tax asset	135,858	112,716
Total current assets	32,876,471	30,020,629
Property and equipment, net of
accumulated depreciation	8,203,860	6,642,372
Other assets, net of accumulated amortization	54,307	76,723
Deferred tax asset	780,454	860,711
Total assets	$41,915,092	$37,600,435

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$499,201	$136,341
Commissions payable	178,060	294,609
Accrued expenses	349,944	231,195
Income tax payable	102,400	335,208
Total current liabilities	1,129,605	997,353

Stockholders’ equity:
Common stock
.001 par value 150,000,000 shares authorized, 11,341,612
Issued and outstanding at December 31, 2006 and 11,351,279
Shares issued and outstanding at December 31, 2007	11,351	11,342
Additional paid in capital	29,855,678	29,620,830
Retained earnings	10,918,458	6,970,910
Total stockholders’ equity	40,785,487	36,603,082
Total liabilities and
stockholders’ equity	$41,915,092	$37,600,435

See notes to consolidated financial statements.

FORTUNET, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended
	December 31,
	2007	2006
Revenue	$16,488,565	$16,460,462
Cost of revenue	2,456,557	2,132,702
Gross profit	14,032,008	14,327,760
Operating expenses:
General and administrative	4,623,322	6,459,210
Sales and marketing	4,930,823	5,301,331
Research and development	533,149	648,463
Total operating expenses	10,087,294	12,409,004
Income from operations	3,944,714	1,918,756

Interest income, net	1,087,809	885,087
Other income	470,920	--
Income before income taxes	5,503,443	2,803,843
Provision for income taxes	1,555,895	776,183
Net income	$3,947,548	$2,027,660
Weighted average shares – basic	11,345,849	11,037,511
Earnings per share – basic	.35	.18
Weighted average shares – diluted	11,349,096	11,067,301
Earnings per share – diluted	.35	.18

See notes to consolidated financial statements.

FORTUNET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Outstanding	Common	Paid in	Retained	Stockholders'
	Shares	Stock	Capital	Earnings	Equity
Balance January 1, 2006	8,350,000	$8,350	$4,702,039	$4,943,250	$9,653,639
Stock sale, net of $981,630 of offering costs (IPO)	2,875,000	2,875	23,726,120		23,728,995
Stock issued for services	116,612	117	1,049,391		1,049,508
Stock options granted			143,280		143,280
Net income				2,027,660	2,027,660
Balance, December 31, 2006	11,341,612	$11,342	$29,620,830	$6,970,910	$36,603,082
Stock issued for services	9,667	9	77,843		77,852
Stock option cost			157,005		157,005
Net income				3,947,548	3,947,548
Balance, December 31, 2007	11,351,279	$11,351	$29,855,678	$10,918,458	$40,785,487

See notes to consolidated financial statements.

FORTUNET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006

Cash flows from operating activities:
Net income	$3,947,548	$2,027,660
An adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,784,027	1,845,382
Amortization	121,703	418,294
Stock for services	164,614	1,132,140
Deferred taxes	57,115	(169,868)
Change in operating assets and liabilities:
Accounts receivable	4,878	(124,750)
Inventories	133,458	(63,525)
Prepaid expenses	355,122	289,353
Income tax refund receivable	(156,031)	----
Other assets	(1,584)	(4,068)
Accounts payable	362,860	(194,223)
Accrued expenses	118,750	46,699
Commissions payable	(116,549)	109,746
Income taxes payable	(232,808)	176,762
Net cash provided by operating activities	6,543,103	5,489,602
Cash flows from investing activities:
Purchase of property and equipment	(3,372,976)	(3,410,533)
Purchase of marketable securities	(12,100,000)	(26,050,000)
Sale of marketable securities	9,950,000	3,075,000
Net cash used in investing activities	(5,522,976)	(26,385,533)
Cash flows from financing activities:
Sale of stock, net of issuance costs	---	24,414,717
Dividends	---	---
Payments on notes payable	---	(536,495)
Net cash provided by financing activities	---	23,878,222
Net increase in cash and cash equivalents	1,020,127	2,982,291

Cash and cash equivalents, beginning	3,493,808	511,517
Cash and cash equivalents, ending	$4,513,935	$3,493,808
Supplemental cash flow information:
Cash paid for:
Interest	$19,459	$15,377
Income taxes	$1,904,543	$776,530
Non-cash investing and financing activities:
IPO cost adjust to equity	$--	$685,722
Stock options capitalized	$70,243	$60,648
See notes to consolidated financial statements.

FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business and summary of significant accounting policies:

Nature of business:

FortuNet, Inc. (FortuNet) and its wholly-owned subsidiary, Millennium Games (Millennium) (collectively the Company) was incorporated in 1989 in Nevada. FortuNet is engaged primarily in the business of designing, manufacturing,  field maintenance and leasing electronic gaming and entertainment systems throughout North America.

The Company derives substantially all revenues from the gaming industry in the United States and Canada. Changes in laws and regulations related to gaming in each state or province can affect the Company’s revenues in any given state or province.

Principles of consolidation:

The consolidated financial statements for 2007 and 2006 include the accounts of FortuNet and its wholly-owned subsidiary. All inter company transactions have been eliminated for all periods presented.

Cash and cash equivalents:

The Company considers all highly liquid investments which have maturities of three months or less, when acquired, to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. Cash and cash equivalents subject the Company to concentrations of credit risk. At December 31, 2006 and 2007, the Company had invested approximately $2.5 million and $3.0 million respectively, in cash equivalents in the form of money market funds with four major investment companies and held approximately $1.0 million and $1.5 million, respectively, in a single commercial bank.

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

At December 31, 2006 and 2007, the Company’s investment in marketable securities in the current assets section of the consolidated balance sheets included $22.9 million and $25.1 million, respectively, of Auction Rate Securities (“ARS”). The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, in the past the Company had the ability to quickly liquidate these securities. As a result, the Company had no cumulative gross unrealized holding gains (or losses) or gross realized gains (or losses) from these securities in the periods presented. All income generated from these current investments was recorded as interest income.

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

FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The credit and capital markets have continued to deteriorate in 2008. Continuation or acceleration of the current instability in these markets and/or deterioration in the ratings of the Company’s investments may affect its ability to liquidate these securities, and therefore may affect its financial condition, cash flows and earnings. The Company believes that based on its current cash and cash equivalents balances of $4.5 million at December 31, 2007, the current lack of liquidity in the credit and capital markets will not have a material impact on its liquidity, cash flows, financial flexibility or ability to fund its obligations.

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

Inventories:

Inventories, consisting primarily of parts and components to be used for assembly and installation of products to be leased or sold, are valued at the lower of cost or market, as determined by the first-in, first-out basis. Also classified as inventories are Work In Process (WIP) components for installs that are being produced for a future period. The following schedule details inventory between parts and assemblies  and work in process:

	2007	2006
Parts and assemblies	$1,103,612	$1,222,107
WIP	96,900	111,863
	$1,200,512	$1,333,970

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

FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Software development capitalization:

The Company capitalizes internally developed software costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization of development costs of software products begins once the technological feasibility of the product is established. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. Starting in April 2006 through December 2007 the Mobile Gaming System internal software development costs have been capitalized as technological feasibility of the product was established in April 2006.

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

Accounts receivable and allowance for doubtful accounts:

The Company’s receivables are recorded when revenue is recognized in accordance with its revenue recognition policy and represent claims against third parties that will be settled in cash. Balances greater then ninety days old are considered past due and are considered when determining the allowance for doubtful accounts. The carrying value of the Company’s receivables, net of allowance for doubtful accounts, represents their estimated net realizable value.

The Company estimates the possible losses resulting from non-payment of outstanding accounts receivable. The Company evaluates the allowance for doubtful accounts using current year account activity, historical trend information and specific account identification. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Income taxes:

The Company classifies income tax-related penalties and interest if any, as part of income tax expense (Note 6).

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. The principal estimate is the 5 year life of rental assets. While actual results could differ from those estimates, management believes that the estimates are reasonable.  Management believes it is reasonable possible that its recorded liability for estimated unrecognized tax benefits (Note 6) will be subject to material adjustment in the next year.

FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Net income per share:

In accordance with the provisions of SFAS No. 128, Earnings Per Share, earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. The effect of basic and diluted earnings per share is the result of the stock given to the Company’s independent directors in 2007 and 2006.

	Years ended December 31,
	2007	2006
Net income	$3,947,548	$2,027,660
Weighted average shares – basic	11,345,849	11,037,511
Earnings per share – basic	.35	.18
Weighted average shares – diluted	11,349,096	11,067,301
Earnings per share – diluted	.35	.18

Fair value of financial instruments:

The carrying amount reflected in the balance sheets for cash and cash equivalents, accounts receivable, and notes payable approximate the respective fair values due to the short maturities of those instruments.

Stock based Compensation:

On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”). Prior to 2006 the Company had not issued any employee stock options and , therefore, had not adopted any policy for accounting for them.  Accordingly, the adkoption of SFAS No. 123R was not an accounting change.

The outstanding stock options as of December 31, 2007 were all issued in 2006 and no stock options were issued in 2007. The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for all options granted:

		December 31, 2006
		Range	Average
Weighted	Expected volatility	59.67 - 78.4%	59.98%
Average	Expected dividend yield	0.00%	0.00%
Assumptions	Expected life(term)	3.5 years	3.5 years
	Risk-free interest rate	4.71%	4.71%

FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of the grant. The expected life of options was determined by using the simplified method of Staff Accounting Bulletin 107. Expected volatility of stock was calculated using historical and implied volatilities. The company applied an estimated forfeiture rate of 22% to the options granted in 2006, there were no options granted in 2007. This rate was calculated based upon is an estimate of granted shares not expected to vest. If actual forfeitures differ from the expected rate, the Company may be required to make additional adjustments to compensation expense in future period.

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

The Company’s accounts receivable are due from gaming establishments and gaming distributors. The Company does not require collateral to extend credit to their customers but perform ongoing credit evaluations of their customers’ financial condition. One customer made up 33%, and 34% of sales revenues in 2006 and 2007, respectively.  The loss of this customer, without replacing it, could have a significant impact on our revenues, earnings and cash flows.

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

Property and equipment includes assets used in the daily operations of the Company and assets leased to the Company’s customers through operating leases. Rental Assets include player terminals and supporting equipment necessary to operate the system. Assets not yet place in service consists of equipment for additional revenue producing products and the capitalization of development costs capitalized pursuant to SFAS No. 86  related to our Mobile Gaming System. Property and equipment and rental assets and the related accumulated depreciation consist of the following:

	December 31,
	2007	2006
Furniture and fixtures	$68,099	$68,099
Machinery and equipment	392,191	325,117
Vehicles	100,905	86,698
Leasehold improvements	177,226	174,025
	738,421	653,939
Accumulated depreciation	(517,727)	(435,736)
	220,694	218,203
Rental assets	15,608,893	13,702,421
Accumulated depreciation	(10,879,113)	(9,095,086)
	4,729,780	4,607,335
Assets not yet placed in service	3,253,386	1,816,834
	$8,203,860	$6,642,372

FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.	Marketable Securities:

The Company considers its marketable securities to be “available-for-sale,” as defined by Statement of Financial Accounting Standards No.115, “Accounting for Certain Investments in Debt and Equity Securities,” and, accordingly, unrealized holding gains and losses are excluded from operations and reported as a net amount in a separate component of stockholders’ equity. The following table summarizes the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses at December 31, 2006 and 2007:

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains		(Losses)		Net
2006:
Maturities greater than five years:
Municipal Bonds (ARS)	$22,975,000	$22,975,000	$	----	$	----	$	----
2007:
Maturities greater than five years:
Municipal Bonds (ARS)	$25,125,000	$25,125,000	$	----	$	-----	$	-----

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

The credit and capital markets have continued to deteriorate in 2008. Continuation or acceleration of the current instability in these markets and/or deterioration in the ratings of the Company’s investments may affect its ability to liquidate these securities, and therefore may affect its financial condition, cash flows and earnings. The Company believes that based on its current cash and cash equivalents balances of $6.5 million at December 31, 2007, the current lack of liquidity in the credit and capital markets will not have a material impact on its liquidity, cash flows, financial flexibility or ability to fund its obligations.

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

FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
4.    Other assets:

Other assets include the cost and accumulated amortization of the non-compete agreement. Other assets also include a signing bonus the Company paid in accordance with the terms of a five year lease agreement to lease gaming devices to a customer. This signing bonus was paid to allow the lessee to prepare the location for the installation of our equipment. The signing bonus is being amortized over the initial lease period of 60 months, beginning in 2004 in the amount of $24,000 per year through 2007 and $8,000 for 2008.

If the lease, which expires in April 2008, is terminated prior to its expiration, a pro rata share of the payment will be returned to FortuNet.

	December 31,
	2007	2006
Non-compete agreement	$1,290,417	$1,290,417
Signing bonus	120,000	120,000
Other	46,307	44,723
Accumulated amortization	(1,402,417)	(1,378,417)
	$54,307	$76,723

 5.   Commitments and contingencies:

The Company  has an operating lease agreement for office space and production facility, which expires on December 31, 2010. The lease contains escalating rent payments. Minimum rental payments for the remainder of the term of the lease are as follows:

Year	Amount
2008	125,799
2009	129,577
2010	120,241
2011 and thereafter	--

Rent expense is recognized on a straight-line basis over the lease term. Rental expense was $135,413 and $145,764 in 2006 and 2007, respectively.

FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.   Income taxes:

The income tax provisions consist of the following:

	2007	2006
Current:
Federal	$1,287,143	$802,606
State	211,637	143,445
Total current	1,498,780	946,051
Deferred:
Federal	49,050	(144,112)
State	8,065	(25,756)
Total deferred	57,115	(169,868)
	$1,555,895	$776,183

The Company has revenues derived in Canada, but is not obligated to pay Canadian income tax per the Canada Exemption under the Canada-US Tax Convention whereby residents of the USA with no permanent establishment situated in Canada are only taxable in the USA.

The following are the principal components of deferred tax assets occurring as a result of transactions being reported in different years for financial and tax reporting:

	December 31,
	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$12,544	$13,059
Due to different tax and financial amortization lives	421,996	490,958
Inventories, principally due to capitalization for tax purposes	28,363	37,069
Property and equipment primarily due to differences in depreciation	358,458	369,753
Nondeductible accrued expenses	94,951	62,588
	$916,312	$973,427

Amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2007	2006
Deferred tax asset:
Current	$135,858	$112,716
Long-term	780,454	860,711
	$916,312	$973,427

FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.   Income taxes (continued):

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Years ended December 31,
	2007	2006
Federal statutory tax rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.2	4.2
Federal tax credit	----	(2.8
Municipal bond interest income	(6.9)	(17.7
Basis difference for stock grants	0.6	7.8
Other	(2.2)	2.2
Effective tax rate	29.7%	27.7%

As a result of the adoption of FIN 48, as amended by FIN 48-1, at the beginning of fiscal 2007we reclassified $102,000 to income tax payable (which would not significantly impact our effective tax rate if recognized). This liability for unrecognized tax benefits relates to state income taxes from prior years. At the end of 2007, $102,000 was our liability for unrecognized tax benefits, which included penalties and interest. If recognized, it would have a favorable impact on our tax expense. Our policy is to classify penalties and interest related to income tax uncertainties as income tax expense.

We operate in multiple tax jurisdictions within the United States of America and Canada and will have audits from various taxing authorities regarding the deductibility of certain expenses, state income tax nexus and other matters.

Although we do not believe that we are currently under examination in any of our major tax jurisdictions, we remain subject to examination in all of our tax jurisdictions until the applicable statues of limitation expire. As of December 31, 2007, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

United States – Federal	2004 and forward
United States – State	2002 and forward

Based on the expiration of the statutes of limitations and the conclusion of the tax examinations in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease within twelve months of the reporting date.

7.   Research and development:

Research and development costs are primarily for costs of software and hardware development and continued enhancements for the electronic gaming systems that the Company leases to customers. Research and development costs relating principally to the design and development of products generating revenues are expensed as incurred. Hardware, tools and tooling that have an alternative future use, such as for manufacturing, are capitalized. Hand tools used in research and development, as well as special purpose fixtures are expensed when incurred. The total amount of research and development was $1,483,841 in 2006 and $1,494,724 in 2007. A portion of overall research and development costs totaling $835,378 and $961,575 were capitalized in 2006 and 2007, respectively in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.

8.   Retirement plan:

The Company sponsors a 401(k) plan in which employees may defer up to 15% of their earnings. The Company may make contributions at the discretion of the board of directors. The Company has made no contributions to the plan.

9.    Litigation:

The Company has settled a patent infringement lawsuit against Planet Bingo, LLC and its subsidiary, Melange Computer Services, Inc. in 2007, however terms of the settlement have not been finalized.
Currently, the Company is the plaintiff in a civil lawsuit in the United States Federal Court, District of Nevada under the federal Racketeer Influenced Corrupt Organization, or RICO, law against GameTech International Incorporated and its wholly owned subsidiary, GameTech Arizona Corporation.

The Company believes that the final resolution of litigation, is not likely to have a material adverse effect on the Company’s business, cash flow, results of operations or financial position.

We received a one time collection payment on a prior legal settlement in the amount of $469,586 and is included in other income on the consolidated statements of income.

FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10.   Allowance for doubtful accounts:

	Balance at beginning of period	Additions charged to expenses	Other	Write-offs, net of collections	Balance at end of period
Allowance for doubtful accounts, deducted from accounts receivable, for the year ended December 31.
2006	$34,366	--	--	--	$34,366
2007	$34,366	--	--	--	34,366

11.   Stock Based Compensation:

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

The exercise price for each incentive stock option granted under the 2005 Stock Incentive Plan may not be less than 85% of the fair market value of the common stock on the date of the grant. The plans will terminate ten years after the date of its adoption, unless earlier terminated by the Board of Directors. Options have been granted during 2006 of 76,000 shares and no options granted in 2007. During 2006 and 2007, 15,000 and 11,000 options were forfeited, respectively, leaving a balance of 50,000 share options to purchase shares of our common stock under these plans at December 31, 2007. All options granted in 2006 have a three year vesting period and a five year life. Option costs that were expensed were $82,632 and $85,853 and option cost capitalized $60,648 and $70,243 in 2006 and 2007, respectively.

On January 30, 2006, the Company issued 61,112 shares of restricted stock to two of its officers. On January 30, 2006, the Company issued 5,500 shares of restricted stock to independent members of the board of directors. All of these shares were vested at December 31, 2006. On March 3, 2007, the Company issued 10,000 shares of restricted stock to its’ independent members of the board of directors, 2,000 of these shares were forfeited by two members who were not re-elected to the Board of Directors. On May 9, 2007 2,667 shares were granted to a new board member, the 10,667 shares were vested at December 31, 2007.

Compensation cost for value related to restricted stock issued for the year ended December 31, 2006 and 2007, including costs referred to in Note 5, totaled $1,049,508 and 164,614, respectively. These expenses are included in general and administrative expenses.

A summary of the Company’s incentive stock option activity and related information for the years ended December 31, 2006 and 2007 is shown in the following table:

	Weighted Average		Aggregate
	Shares	Exercise Price	Intrinsic Value		Grant Date FV
Outstanding, January 1, 2006	-
Granted	76,000	$15.44			$7.53
Forfeited	(15,000)	$18.32			$9.46
Exercised	-	$-			$-
Expired	-	$-			$-
Outstanding end of year, December 31, 2006	61,000	$14.73	$	---	$7.06
Vested	-	$-			$-
Non-vested	61,000	$14.73	$	---	$7.06
2007 Activity	-
Forfeited	(11,000)	$14.62			$6.98
Outstanding end of year, December 31, 2007	50,000	$14.73	$	---	$7.06
Vested	16,667	$14.73	$	---	$7.06
Non-vested	33,333	$14.73	$	---	$7.06

FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At December 31, 2007, the range of exercise prices was $14.62 - $21.56 and the weighted-average remaining contractual life was 40 months.

As of December 31, 2007, the total compensation cost related to nonvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was $179,695. The cost will be amortized on a weighted average basis over the remaining vesting period of the stock options which was 27 months at December 31, 2007.

The aggregate intrinsic value represents the difference between the closing price of our common stock on December 31, 2007, which was $8.05, and the exercised price, multiplied by the number of stock options as of the same date. This represents the amount that would have been gain or lost by the stock option holders if they had all exercised their stock options on December 31, 2007, as the stock price was below the exercise price on December 31, 2007 and 2006 it is perceived that there would be no exercise and the aggregate intrinsic value is zero at each date. In future periods, this amount will change depending on fluctuations in our stock price.

12.	Quarterly Financial Information (unaudited)

Summarized unaudited quarterly financial information for the years 2007 and 2006 are noted below:

	Year Ending December 31, 2007 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$4,332,668	$4,163,890	$4,273,737	$3,718,270
Gross Profit	$3,785,132	$3,532,418	$3,686,346	$3,028,112
Income from operations	$1,032,150	$999,403	$1,287,518	$625,637
Net Income	$1,271,522	$929,663	$1,132,920	$613,439
Net Income per share:	$.11	$.08	$.10	$.06

	Year Ending December 31, 2006 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$3,978,783	$3,994,553	$4,075,618	$4,411,508
Gross Profit	$3,481,227	$3,449,926	$3,540,655	$3,855,952
Income from operations	$239,915	$(192,879)	$668,695	$1,203,025
Net Income	$190,599	$17,211	$547,292	$1,272,558
Net Income per share:	$0.02	$0.00	$0.05	$0.11

 The tax rate used during the first three quarters of 2006 was 40.5%. This rate was based on the effect of stock grants on income taxes. The actual effective tax rate on December 31, 2006 was 27.7%. This reduction in the effective tax rate was the result of the management’s decision to invest company’s liquid assets primarily into tax exempt municipal bonds yielding a 17.7% reduction in the effective tax rate. The credit to provisions for taxes in the fourth quarter increased quarterly earnings per share by $0.02 earnings.

13.   New accounting pronouncements:

SFAS 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In January 2008, the FASB deferred the effective date for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is still evaluating the impact of this standard; however, the Company does not expect the adoption of SFAS No. 157 will have a material effect on its financial condition, results of operations or cash flows.

FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13.   New accounting pronouncements (continued):

SFAS 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115.” Under SFAS No. 159, the Company may elect to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. The decision to measure items at fair value is made at specific election dates on an  irrevocable instrument-by-instrument basis and requires recognition of the changes in fair value in earnings and expensing upfront costs and fees associated with the item for which the fair value option is elected. Fair value instruments for which the fair value option has been elected and similar instruments measured using another measurement attribute are to be distinguished on the face of the statement of financial position. SFAS No. 159 is effective for financial statements beginning after November 15, 2007. The Company is still evaluating the impact of this standard; however, the Company does not expect the adoption of SFAS No. 159 will have a material effect on its financial condition, results of operations or cash flows.

SFAS 141R
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141R requires an acquirer to recognize the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is in the process of evaluating the impact of this standard; however, the Company does not expect the adoption of SFAS No. 141R will have a material effect on its financial condition, results of operations or cash flows.

SFAS 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements.  SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity.  SFAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  The Company does not expect the adoption of SFAS No. 160 to have a material effect on its financial condition, results of operations or cash flows.

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our CEO and CFO, evaluated the design and operating effectiveness as of December 31, 2007 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our CEO and CFO concluded that, as of December 31, 2007, our disclosure controls and procedures were effective at the reasonable assurance level to enable the Company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of an issuer’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of an issuer’s assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principals, and that an issuer’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of an issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting —Guidance for Smaller Public Companies. Our assessment identified deficiencies that were determined to be significant deficiencies.

A significant deficiency is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because of the significant deficiencies described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2007.

The specific significant deficiencies identified by management as of December 31, 2007 are described as follows:

•
Ineffective controls related to staffing in finance and accounting: For the fiscal year ended December 31, 2007, our CFO prepared the financial statements, reconciled numerous accounts, prepared the tax accrual and the Form 10-K without review by another qualified person that has sufficient accounting knowledge, skills and understanding of the Company to detect errors and omissions.  Lack of review by an additional sufficiently knowledgeable person produces the potential for misstatement in the financial statements to occur and not be detected in a timely manner.  This deficiency could cause the financial statements and the underlying financial records to be misrepresented.  In addition it creates, the opportunity for possible irregularities, to exist and continue without detection in a timely basis.

•
Ineffective controls related to accounting and access to cash receipts:  The control designed to ensure the timely and accurate receipt and deposit of cash for the fiscal year ended December 31, 2007 did not operate effectively as our CFO had the responsibility of opening the mail and delivering the cash receipts to the accountant to prepare for deposit.  Because the CFO had control over both the asset and accounting process, the failure to segregate both duties creates an opportunity for errors or misappropriation to occur undetected.

•
Ineffective controls related to custody and authorization disbursements:  The control designed to ensure the timely and accurate disbursement of cash for the fiscal year ended December 31, 2007, did not operate effectively because the CFO had the ability to authorize and sign checks for disbursement.  Because the CFO had control over both the authorization and custodian duties related to our cash disbursements process, the failure to segregate both duties creates an opportunity for errors or misappropriation to occur undetected.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2007 and the significant deficiencies described above, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present in all material respects our financial position, results of operations and cash flows for the fiscal years covered therein.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to  temporary rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

 Changes in Internal Controls Over Financial Reporting

We have not made any comprehensive changes in our internal controls over financial reporting as a result of our evaluation of our disclosure controls and procedures as of December 31, 2007.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers and directors required by this Item is incorporated by reference to the section entitled “Proposal One — Election of Directors” in the Company’s Definitive Proxy Statement in connection with the 2008 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2007. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information required by 10A-3(d) of the Exchange Act is incorporated by reference to the section entitled “Board and Corporate Governance Matters” in the Proxy Statement.

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

 EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding compensation plans and arrangements under which shares of the Company’s common stock may be issued, including compensation plans that were approved by the Company’s stockholders as well as compensation plans that were not approved by the Company’s stockholders. Information in the table is as of December 31, 2007.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders(1)	51,000	$14.73	697,721
Equity compensation plans not approved by stockholders	—	—	—
Total / Weighted Ave. / Total	51,000	$14.73	697,721

(1) Represents 51,000 shares of the Company’s common stock issuable upon exercise of options outstanding under the Company’s 2005 Stock Incentive Plan.

We have two equity compensation plans: our 2005 Stock Incentive Plan and our 2005 Stock Incentive Plan for Independent Directors. A total of  725,000 shares of our common stock has been reserved for issuance under the 2005 Stock Incentive Plan and 100,000 shares have been reserved for issuance under the 2005 Stock Incentive Plan for Independent Directors. As of December 31, 2007, 61,112 shares of our common stock had been issued under our 2005 Stock Incentive Plan and 16,167 shares of our common stock had been issued under our 2005 Stock Incentive Plan for Independent Directors.

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
Report of Schechter Dokken Kanter Andrews & Selcer Ltd., Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2007
Consolidated Statement of Stockholder’s Equity (Deficiency) for the three years ended December 31, 2007
Consolidated Statements of Cash Flows for the three years ended December 31, 2007
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as they are either not required or not applicable or the required information is included in the consolidated financial statements or notes thereto.

3.	See Item 15(b)

(b) Exhibits:

Number		Description

3.1		Amended and Restated Articles of Incorporation of FortuNet, Inc.(2)
3.2		Amended and Restated Bylaws of FortuNet, Inc.(3)
4.1		Form of Certificate Representing Common Stock, $.001 Par Value Per Share, of FortuNet, Inc.(2)
*10	.1	Exempt Employment Agreement between FortuNet, Inc. and Jack B. Coronel, dated as of September 9, 2002(1)
*10	.2	Amendment No. 1 to Exempt Employment Agreement between FortuNet, Inc. and Jack B. Coronel, dated as of September 9, 2002(1)
*10	.3	Exempt Employment Agreement between FortuNet, Inc. and William R. Jacques, Jr., dated as of January 10, 2005(1)
*10	.4	FortuNet, Inc. 2005 Stock Incentive Plan(2)
*10	.5	FortuNet, Inc. 2005 Stock Option Plan for Independent Directors(2)
10.6		Standard Industrial/ Commercial Multi-Tenant Lease between FortuNet, Inc. and FKC Highland LLC, dated as of May 15, 2005(1)
10.7		Capital Markets Consulting Agreement between FortuNet, Inc. and Spiegel Partners, LLC, dated as of July 5, 2005(1)
10.8		Equipment Lease Agreement between K&B Sales, Inc., d/b/a Goodtime Bingo, and FortuNet, Inc., dated as of January 4, 1999(1)
*10	.9	Form of Stock Grant - FortuNet, Inc. 2005 Stock Incentive Plan (4)
*10	.10	Form of Stock Grant - FortuNet, Inc. 2005 Stock Incentive Plan for Independent Directors (4)
*10	.11	Letter from FortuNet, Inc. to Merle Berman dated January 20, 2006 regarding director compensation (4)
*10	.12	Letter from FortuNet, Inc. to Harlan W. Goodson dated January 20, 2006 regarding director compensation (4)
10.13		Amendment to Capital Markets Consulting Agreement Between FortuNet, Inc. and Spiegel Partners, LLC dated as of January 30, 2006
*10	.14	Amendment No.3 to Exempt Employment Agreement between FortuNet, Inc. and Jack B. Coronel, dated as of April 1, 2007 (5)
*10	.15	Amendment No. 1 to Exempt Employment Agreement between FortuNet, Inc. and William R. Jacques, dated as of April 1, 2007 (5)
*10	.16	Exempt Employment Agreement between FortuNet, Inc and Kevin A. Karo, dated as of October 15, 2007(6)
*10	.17	Amendment No.1 to FortuNet, Inc. Exempt Employment Agreement, by and between FortuNet, Inc. and Kevin A. Karo, dated as of December 3, 2007(6)
21.1		Subsidiaries of FortuNet, Inc.(1)
23.1		Consent of Schechter Dokken Kanter Andrews & Selcer Ltd.
24.1		Powers of Attorney (included on signature page hereto)
31.1
Certification of Yuri Itkis, Chairman of the Board of Directors and Chief Executive Officer of FortuNet, Inc. dated March 21, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Kevin A. Karo, Chief Financial Officer of FortuNet, Inc. dated March 21 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Yuri Itkis, Chairman of the Board of Directors and Chief Executive Officer of FortuNet, Inc. dated March 21, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Kevin A. Karo, Chief Financial Officer of FortuNet, Inc. dated March 21, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on September 16, 2005.
(2)	Incorporated by reference to Amendment No.1 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on October 27, 2005.

(3)	Incorporated by reference to Amendment No.3 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on November 21, 2005.
(4)	Incorporated by reference to Amendment No.5 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on January 24, 2006.
(5)	Incorporated by Reference to Form 8-K filed with the Commission on April 1, 2007.
(6)	Incorporated by Reference to Form 8-K filed with the Commission on December 6, 2007.

* Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Signature	Title	Date
/s/ Yuri Itkis	Chief Executive Officer and Chairman of the Board	March 25, 2008
Yuri Itkis
/s/ Boris Itkis	Director, Director of Engineering and Chief Technical Officer	March 25, 2008
Boris Itkis
/s/ Merle Berman	Director	March 25, 2008
Merle Berman
/s/ Harlan W. Goodson	Director	March 25, 2008
Harlan W. Goodson
/s/ Darrel Johnson	Director	March 25, 2008
Darrel Johnson