Form 10-Q
period 2008-03-31
Fortunet, Inc.
filed 2008-05-14
CIK 1337899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-Q
_____________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
[ ] Yes [ ] No
  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” ” large accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ ] Yes [ ] No

 As of March 31, 2008, there were 11,363,279 shares of the Registrant’s common stock, $0.001 par value, issued and outstanding.

FORTUNET, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2008

PART I FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FORTUNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$11,887,639	$4,513,935
Marketable securities	12,175,000	25,125,000
Accounts receivable, net of
allowance for doubtful accounts	1,381,782	1,431,721
Income tax receivable	---	156,031
Inventories	1,390,621	1,200,512
Prepaid expenses	336,796	313,414
Deferred tax asset	185,252	135,858
Total current assets	27,357,090	32,876,471
Property and equipment, net of
accumulated depreciation	7,912,087	8,203,860
Marketable securities	6,334,505	---
Other assets, net of accumulated amortization	48,307	54,307
Deferred tax asset	885,924	780,454
Total assets	$42,537,913	$41,915,092

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$329,832	$499,201
Commissions payable	100,337	178,060
Accrued expenses	182,139	349,944
Income tax payable	275,782	102,400
Total current liabilities	888,090	1,129,605

Stockholders’ equity:
Common stock
.001 par value 150,000,000 shares authorized, 11,363,279
Issued and outstanding at March 31, 2008 and 11,351,279
Shares issued and outstanding at December 31, 2007	11,363	11,351
Additional paid in capital	29,913,290	29,855,678
Accumulated other comprehensive loss	(136,839)	---
Retained earnings	11,862,009	10,918,458
Total stockholders’ equity	41,649,823	40,785,487
Total liabilities and
stockholders’ equity	$42,537,913	$41,915,092

     See notes to condensed consolidated financial statements.

FORTUNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended March 31,
	2008	2007

Revenue	$4,121,633	$4,332,668
Cost of revenue	680,980	547,536
Gross profit	3,440,653	3,785,132

Operating costs & expenses
General & administrative	1,181,676	1,222,476
Sales & marketing	1,130,918	1,384,488
Research & development	173,636	146,018
Total operating expenses	2,486,230	2,752,982

Income from operations	954,423	1,032,150

Other income	5,276	469,600
Investment income, net	295,457	233,542
Income before taxes	1,255,156	1,735,292

Provision for income taxes	311,605	463,770

Net income	$943,551	$1,271,522

Weighted average shares - basic	11,348,312	11,341,640
Earnings per share - basic	$.08	$0.11
Weighted average shares - diluted	11,354,048	11,344,501
Per share earnings	$.08	$0.11

     See notes to condensed consolidated financial statements.

FORTUNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$943,551	$1,271,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	507,560	450,754
Amortization	6,000	6,000
Stock issued for services	49,415	60,018
Deferred taxes	(76,209)	(142,481)
Change in operating assets and liabilities:
Accounts receivable	49,939	100,575
Inventories	(190,109)	(219,178)
Prepaid expenses	(23,382)	15,799
Income tax receivable	156,031	--
Other assets	--	(422)
Accounts payable	(169,368)	128,180
Accrued expenses	(167,805)	48,319
Commissions payable	(77,723)	39,180
Income tax payable	173,382	385,618
Net cash provided by operating activities	1,181,282	2,143,884

Cash flows from investing activities:
Purchase of equipment and property	(207,578)	(507,689)
Purchase of marketable securities	(3,300,000)	(100,000)
Sale of marketable securities	9,700,000	100,000
Net cash provided by (used in) investing activities	6,192,422	(507,689)

Net increase in cash and cash equivalents	7,373,704	1,636,195

Cash and cash equivalents, beginning	4,513,935	3,493,808
Cash and cash equivalents, ending	$11,887,639	$5,130,003

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$87,400	$223,316
Non-cash investing and financing activities:
Stock options capitalized	$8,209	$30,634

See notes to condensed consolidated financial statements.

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Interim Basis of Presentation:

Nature of business:

FortuNet, Inc. (“FortuNet”) and its wholly-owned subsidiary, Millennium Games (“Millennium”) (collectively the “Company”) was incorporated in 1989 in Nevada. FortuNet is engaged primarily in the business of designing, manufacturing, field maintenance and leasing electronic gaming and entertainment systems throughout North America.

The Company derives substantially all revenues from the gaming industry in the United States and Canada. Changes in laws and regulations related to gaming in each state or province can affect the Company’s revenues in any given state or province.

Interim Basis of Presentation:

The accounting policies followed in the preparation of the financial information herein are the same as those summarized in the Company’s 2007 Annual Report on Form 10-K. The condensed consolidated balance sheet at December 31, 2007, was derived from audited consolidated financial statements at that date. The interim condensed consolidated financial information is unaudited and should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal and recurring adjustments that are necessary to fairly present the financial condition of the Company as of March 31, 2008, and the results of its operations and its cash flows for the three months ended March 31, 2008 and 2007, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year due to seasonality and other factors.

2.	Recently Issued Accounting Pronouncements:

 In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In November 2007, the FASB placed a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities; however, SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. We adopted all requirements of SFAS 157 on January 1, 2008, except as they relate to nonfinancial assets and liabilities, which will be adopted on January 1, 2009, as allowed under SFAS 157. See Note 4 for further information on the impact of this standard to financial assets and liabilities. We have not yet determined the impact, if any, on our consolidated condensed financial statements for nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008, and there was no impact on our consolidated condensed financial statements as we did not choose to measure any eligible financial assets or liabilities at fair value.

3.	Inventories:

Inventories, consisting primarily of parts and components to be used for assembly and installation of products to be leased or sold, are valued at the lower of cost or market, as determined by the first-in, first-out basis. Also classified as inventories are Work In Process (“WIP”) components for installs that are being produced for a future period. The following schedule details inventory between parts and assemblies  and work in process:

	2008	2007
Parts and assemblies	$1,333,219	$1,103,612
WIP	57,402	96,900
	$1,390,621	$1,200,512

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.	Fair Value of Certain Financial Assets and Liabilities:

 On January 1, 2008, we adopted the methods of fair value as described in SFAS 157 to value our financial assets and liabilities. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The statement establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

•	Level 1 inputs are quoted market prices in active markets for identical assets or liabilities (these are observable market inputs).

•
Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability (includes quoted market prices for similar assets or identical or similar assets in markets in which there are few transactions, prices that are not current or vary substantially).

•	Level 3 inputs are unobservable inputs that reflect the entity’s own assumptions in pricing the asset or liability (used when little or no market data is available).

SFAS 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price be used to measure fair value whenever possible.

Financial assets and liabilities included in our financial statements and measured at fair value as of March 31, 2008 are classified based on the valuation technique level in the table below:

		Fair Value Measurement at March 31, 2008
Description	Total	Level 1	Level 2	Level 3

Assets:
Auction rate securities	$18,509,505	$—	$18,509,505	$—

Total assets at fair value	$18,509,505	$—	$18,509,505	$—

Auction Rate Securities
The Company considers its marketable securities to be “available-for-sale,” as defined by Statement of Financial Accounting Standards No.115, “Accounting for Certain Investments in Debt and Equity Securities,” and, accordingly, unrealized holding gains and losses are excluded from operations and reported as a net amount in a separate component of stockholders’ equity. The following table summarizes the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses at March 31, 2008 and December 31, 2007, respectively.

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains	(Losses)	Net
2007:
Maturities greater than five years:
Municipal Bonds (ARS)	$25,125,000	$25,125,000	$—	$—	$—
2008:
Maturities greater than five years:
Municipal Bonds (ARS)	$18,725,000	$18,509,505	$—	$215,495	$215,495

The Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. A difference of $136,839, between the cost and fair market value, net of a tax effect of $78,656, was recognized as an unrealized loss within accumulated other comprehensive loss during the quarter ended March 31, 2008.
.
During the first quarter of 2008, the Company began to reduce the principal amount of Auction Rate Securities (“ARS”) in its portfolio. While its portfolio was not affected by auction process deterioration in 2007, some of the ARS the Company holds experienced auction failures during the first quarter of 2008. As a result, when the Company attempted to liquidate them through auction, it was unable to do so. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. As of March 31, 2008, the Company has received all scheduled interest payments associated with these securities.

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The credit and capital markets have continued to deteriorate in 2008. Continuation or acceleration of the current instability in these markets and/or deterioration in the ratings of the Company’s investments may affect its ability to liquidate these securities, and therefore may affect its financial condition, cash flows and earnings. The Company believes that based on its current cash and cash equivalents balances of $11.9 million at March 31, 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on the Company’s liquidity, cash flows, financial flexibility or ability to fund its obligations.

The Company continues to monitor the market for auction rate securities and considers its impact (if any) on the fair market value of its investments. If the current market conditions continue, in which some auctions for ARS fail, or the anticipated recovery in market values does not occur, the Company may be required to record unrealized losses or impairment charges in 2008. As auctions have closed successfully, the Company has converted its investments in ARS to money market funds. The Company believes it will have the ability to hold any auction rate securities for which auctions fail until the market recovers. It does not anticipate having to sell these securities in order to operate its business.

5.	Earnings Per Share:

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

The following table sets forth the computations for basic and dilutive earnings per common share:

	Three months ended March 31,
	2008	2007
Net income	$943,551	$1,271,522
Weighted average shares outstanding	11,348,312	11,341,640
Dilutive non-vested shares	5,736	2,861
Dilutive weighted average number of shares outstanding	11,354,048	11,344,501
Basic earnings per share	$0.08	$0.11
Dilutive earnings per share	$0.08	$0.11

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.	Stock Based Compensation:

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

On March 11, 2008, the Company issued 12,000 shares of restricted stock to independent members of the board of directors. Subject to the recipients’ continued service on our board of directors, 25% of these shares will vest upon the completion of each fiscal quarter of 2008, and upon the termination of any recipient’s service on our board of directors, all unvested shares will be forfeited back to the Company.

Compensation cost related to vested restricted stock for the three months ended March 31, 2008, was $18,600. Costs associated with these expenses are included in general and administrative expenses. A total of $55,800 of unrecognized compensation costs related to nonvested restricted stock is expected to be recognized over future periods.

7.	Commitments and contingencies:

As of  March 31, 2008, the Company has entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are valid for less than one year and, in the aggregate, amount to approximately $300,000.

8.	Research and development:

Research and development costs are primarily for costs of software and hardware development and continued enhancements for the electronic gaming systems that the Company leases to customers. Research and development costs relating principally to the design and development of products generating revenues are expensed as incurred. Hardware, tools and tooling that have an alternative future use, such as for manufacturing, are capitalized. Hand tools used in research and development, as well as special purpose fixtures, are expensed when incurred. The total amount of research and development was $280,547and $358,936 during the quarters ended March 31, 2008 and 2007, respectively. A portion of overall research and development costs totaling $106,911 and $212,918 were capitalized during the quarters ended March 31, 2008 and 2007, respectively in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.

9.	Income Taxes:

We recorded our income tax provision at an effective rate of 24.8% for the three months ended March 31, 2008. This effective tax rate takes into account the tax exempt interest received in the amount of $284,458 creating a reduction from the statutory tax rate of approximately 8.3%.

As a result of the adoption of FIN 48, as amended by FIN 48-1, at the beginning of fiscal 2007, we reclassified $102,000 to income tax payable (which would not significantly impact our effective tax rate if recognized). This potential liability for unrecognized tax benefits relates to state income taxes from prior years. At the end of 2007, $102,000 was our potential liability for unrecognized tax benefits, which included penalties and interest. During the quarter ended March 31, 2008, $25,000 of the liability was applied as a benefit to income tax expense as related to the lapse of the potential tax liability to certain taxing jurisdictions. Our policy is to classify penalties and interest related to income tax uncertainties as income tax expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation, our statements that:

(A) in Part I Item 1, (1) our belief that the failed auctions that we experienced during the first quarter of 2008 are not a result of the deterioration of the underlying credit quality of the auction rate securities, although valuation of them is subject to uncertainties that are difficult to predict; (2) our belief that any unrealized gain or loss associated with the auction rate securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in our financial statements; (3) we will continue to monitor the market for our auction rate securities and consider its impact (if any) on the fair market value of our investments; (4) our belief that we will have the ability to hold any auction rate securities for which auctions fail until the market recovers; (5)  our belief that based on our cash and cash equivalents balances in the first quarter of 2008, the current lack of liquidity in the credit market and capital markets will not have a material impact on our liquidity, cash flows, financial flexibility, or our ability to fund our operations; (6)we expect, as needed, to continue to make a significant investment in product development; (B) in Part I Item 2, (7) our belief that our current facility is adequate for manufacturing a sufficient volume of mobile gaming products to satisfy the anticipated demand through the existing lease term; (8) our belief that our field-proven mobile gaming platform is in compliance with the regulations promulgated under Nevada’s new mobile gaming law; (9)  our intention to continue to introduce other new products for the conventional bingo market segment; (10) our belief that our research and development efforts have made our field proven mobile gaming platform compliant with the wireless gaming regulations promulgated by the Nevada Gaming Commission to date; (11) we expect to spend substantial amounts on research and development; (12) our anticipation to begin selling our gaming platforms for use in conducting traditional bingo games, instead of entering into lease contracts, as we do now, or pursuant to purchase options contained in lease agreements; (13) our expectation to incur similar levels of legal expenses in the future; (14) our expectation that current legal claims and proceedings pending against us will not have a significant effect on our financial position or results of operations; (15) we anticipate that our leasing revenue will be sufficient to fund our operating expenses in the short term; (16) our expectation that long term cash will be generated from existing operations and potentially through selling or leasing our products in new markets; (17) our belief that our cash flow from operations will be adequate to meet our expenditures for the next 12 months and foreseeable future; (18) we expect to incur significant additional expenses in connection with the procurement of equipment and components and the manufacturing of additional stationary and wireless player terminals and that the expenses will consume a substantial portion of our recurring lease revenues; (19) our anticipation that lease expenses will consume a substantial portion if not all of our recurring lease revenues;  (C) in Part II Item 1, (20) we believe that the final resolution of any of the threatened or pending litigation described above, individually or in the aggregate, is not likely to have a material adverse effect on our business, cash flow, results of operations or financial position; (D) in Part II Item 1A, (21) we expect competition to increase and intensify as the market for mobile gaming devices develops; (22) we expect fierce competition from multiple large competitors dominating their respective markets in our expansion efforts, such as Aristocrat Leisure, Ltd., International Game Technology Inc., Alliance Gaming Corporation, WMS Gaming Inc. and Shuffle Master, Inc., that may enter the market for mobile gaming devices; (23) we anticipate that competition in the mobile gaming market will become even more fierce when and if, other licensed operators of mobile gaming systems including, International Game Technology, Inc., Sona Mobile, Inc. and GamTech International, Inc. enter the market; (24) our belief that we do not foresee paying dividends on our common stock in the future;  (25) our belief that our revenues in 2008 will be reduced related to the loss of a significant number of locations related to a distributor;   (26) our expectation that long term cash will be generated from existing operations and potentially through selling or leasing our products in new markets; (27) we expect, based on 2007 revenues, that our revenues attributable to sales generated through a certain distributor for 2008 will be reduced by approximately $1,500,000; (28) we expect competition to increase and intensify as the market for mobile gaming devices develops; (29) our belief that the acceptance of our wireless gaming terminals by gaming establishments and their players will depend on our ability to demonstrate the economic and other benefits of our products; (30) initially, we intend to offer our customers equipment lease agreements under which we will lease our wireless gaming terminals and the associated equipment; (31) we expect to enter into agreements with customers that operate casinos and bingo halls in more than one location; (32) we anticipate that our agreements with multi-location customers will provide that the customer will be responsible for providing, at its expense, a dedicated high-speed computer network connection between our server-based gaming systems in the various locations operated by the customer to a remote central gaming server supporting such systems; and (33) we expect a substantial portion of our future growth to result from the general expansion of the gaming industry.

Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to:  unexpected difficulties in penetrating new markets as a result of regulatory, competitive or other reasons; inability to devote additional resources to our marketing efforts; inability to devote additional resources to our research and development initiatives to enhance product development; unexpected changes to zoning laws that effect our ability to continue to manufacture products in our current facility; inability to cut our costs resulting in a loss of our existing customers; legality of our electronic bingo players;  our inability to create or introduce new products for the conventional bingo market; our failure to gain approval for our gaming platforms to play traditional casino games; unanticipated decreases in our manufacturing capabilities; unanticipated final resolution of our litigation matters; inability to predict the cost of defending our pending litigation matters; our loss of existing distributors or our failure to further broaden our distribution channel; inability to accurately predict the impact of a loss of a major portion of revenue from a certain distributor on our revenues for 2008; unanticipated substantial decrease or increase in our research and development expenses; unexpected changes to credit ratings of the auction rate securities, difficulty in evaluating the value of the auction rate securities; inability to accurately value the underlying assets supporting auction rate securities; changes in default rates applicable to the underlying assets, underlying collateral value, and the strength and quality of the market and liquidity; inability to accurately predict the impact of the recordation of any unrealized gain or loss associated with auction rate securities in our financial statements; unexpected changes in our liquidity, cash flows due to unexpected changes in the credit and capital markets; inability to predict the impact of market changes with respect to our auction rate securities; unanticipated need to liquidate our auction rate securities;  an unanticipated need for additional funds for operating expenses, new business opportunities or other unforeseen events;  our inability to protect our intellectual property rights; the failure of the overall gaming industry to expand at the rate we expect; unexpected need to expand our operations and enter into a new lease; unanticipated drop or increase in inventory levels; inability of our leasing revenue to meet our operating expenses in the short and long term; inability to finance additional expenses related to the procurement of equipment and the manufacturing of equipment and component parts in order to expand our production efforts; unanticipated increase in expenditures during the next 12 months; lack of growth in the gaming industry; inability to procure additional customers and enter into new lease agreements; rapid technological changes in the gaming industry that render our technology obsolete; inability to demonstrate the economic benefits of our products; and inability to meet the evolving industry standards and casino or player demands. failure to achieve market acceptance of our products.

We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should also review the cautionary statements and discussion of the risks of our business set forth elsewhere herein under the heading “Risk Factors” under Part I, Item 1A and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ending December 31, 2007 and our Current Reports on Form 8-K.

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

We believe that our  research and development efforts  have made our field-proven mobile gaming platform compliant with the wireless gaming regulations promulgated by the Nevada Gaming Commission on March 23, 2006 and Mobile Gaming System Policies published by Nevada Gaming Commission on July 21, 2006. Accordingly, we submitted our mobile gaming platform for review by the Nevada gaming authorities in 2006. If our wireless gaming devices are approved by the Nevada gaming authorities, Nevada casino patrons will be able to play traditional casino games using our wireless player terminals. However, there can be no assurance that we will obtain such approval in the foreseeable future or at all.

Since our inception, we have been a technology innovator in the gaming equipment industry. We helped to define the core concepts of modern gaming technologies including server-based networks, concurrent multi-gaming, cashless gaming, downloadable gaming and, notably, mobile gaming. We continue to focus on research and development and have upgraded our fourth generation wireless player terminal to serve as a multi-game platform that enables patrons to play traditional casino games in casino public areas in addition to playing bingo. We also recently introduced and started selling new advanced bingo and keno flashboards that utilize long-life color light emitting diodes instead of conventional incandescent lamps. We also recently introduced advanced automatic ball blowers for bingo, keno and lottery applications working in conjunction with our flashboards and player terminals. We intend to continue to introduce other new products for the conventional bingo market segment.

Almost all of our revenues are currently generated by placing electronic bingo systems in bingo halls under contracts based on (a) a fixed fee per use per session, (b) a fixed weekly fee per terminal, or (c) a percentage of the revenue generated by each terminal. Our revenue is affected by player acceptance of electronic bingo as an addition or an alternative to paper bingo in our existing customer establishments, our ability to expand operations into new markets and our ability to at least retain our market share in the existing markets. Our stationary bingo player terminals generate greater revenue per player terminal than our wireless bingo player terminals, but also require a greater initial capital investment. As our customer base changes from period to period through the addition of new customers or the loss of existing customers, we experience an increase in rental revenue due to the addition of customers and a decrease in rental revenue due to the loss of customers. Our rental revenue is also affected from period to period by changes in operations at our existing customer locations, that result from numerous factors over which we have little or no control.

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

During the three months ended March 31, 2008, we incurred $108,887 in legal expenses incurred in a routine course of business. Our legal expenses decreased in comparison to the $140,594 in legal expenses for the three months ended March 31, 2007, which expenses were related to the previously settled patent infringement litigation against defendants Planet Bingo, LLC and Melange Computer Services, Inc. and an ongoing civil RICO litigation against defendants Game Tech International, Inc and Game Tech Arizona, Inc. We expect similar levels of legal expenses in the future.

Deferred taxes are primarily the result of differences in tax and financial amortization lives of other assets and differences in property and equipment depreciation.

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

There has been no material change in the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements from the critical accounting policies described in our Annual Report on Form 10-K for fiscal year ended December 31, 2007.

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

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of revenue for each of the periods indicated:

Consolidated Income Statement

	Three months ended March 31,
	2008		2007

Revenue	$4,121,633	100.0%	$4,332,668	100.0%
Cost of revenue	680,980	16.5%	547,536	12.6%
Gross profit	3,440,653	83.5%	3,785,132	87.4%
Operating costs & expenses
General & administrative	1,181,676	28.7%	1,222,476	28.2%
Sales & marketing	1,130,918	27.4%	1,384,488	32.0%
Research & development	173,636	4.2%	146,018	3.4%
Total operating expenses	2,486,230	60.3%	2,752,982	63.6%

Income from operations	954,423	23.2%	1,032,150	23.8%

Other income	5,276	0.1%	469,600	10.8%
Investment income, net	295,457	7.2%	233,542	5.4%
Income before taxes	1,255,156	30.5%	1,735,292	40.0%
Provision for income taxes	311,605	7.6%	463,770	10.7%
Net income	$943,551	22.9%	$1,271,522	29.3%

Three Months Ended March 31, 2008 and March 31, 2007

Revenue. Revenues were $4,121,633 for the three months ended March 31, 2008, as compared to $4,332,668 for the three months ended March 31, 2007, a decrease of  $211,035, or 4.9%. This decrease was due primarily to the reduction of unit deployment as a result of a partial loss of revenue from charitable bingo halls from a single distributor, partially offset by the deployment of new units in the last half of 2007.

For the three months ended March 31, 2008, the net change in our revenue as a result of changes in our customer base was an increase in revenue of $188,569 and the net change in revenue as a result of changes in operations at our existing customer locations was a decrease in revenue of $358,318.

Cost of revenue. Cost of revenue was $680,980 for the three months ended March 31, 2008, compared to $547,536 for the three months ended March 31, 2007, an increase of $133,444, or 24.4%. The increase in cost of revenue was attributable primarily to the increase in depreciation, installation and maintenance expenses. Specifically, the depreciation cost for the three months ended March 31, 2008 was $485,365 as compared to $431,014 for the three months ended March 31, 2007. Our installation, maintenance and shipping expense also increased to $195,615 for the three months ended March 31, 2008 from $116,522 for the three months ended March 31, 2007. This increase was partially attributable to an increase in the repairs and upgrades to the current generation of deployed units.

As a result of this overall increase in costs as well as the overall decrease in revenues, our gross margin decreased to 83.5% for the three months ended March 31, 2008 from 87.4% for the three months ended March 31, 2007.

General and Administrative. General and administrative expenses were $1,181,676, or 28.7% of revenue, for the three months ended March 31, 2008 compared to $1,222,476, or 28.2% of revenue, for the three months ended March 31, 2007, a decrease of $40,800, or 3.3%. This cost decrease was achieved primarily as the cost of professional services was reduced.

In the quarter ending March 31, 2008 we had costs associated with stock grants to our directors in the amount of $18,600. We will have costs similar to the costs associated with the stock grants to our directors in each of the remaining quarters of 2008.

Our legal expenses decreased from $140,594 during the three months ended March 31, 2007 to $108,887, or 22.6%, during the three months ended March 31, 2008.

Sales and marketing. Sales and marketing expenses were $1,130,918 or 27.4% of revenue, for the three months ended March 31, 2008, compared to $1,384,488, or 32.0% of revenue, for the three months ended March 31, 2007, a decrease of $253,570 or 18.3%. This decrease was attributable primarily to the reduction of commissions paid to the distributors as a result of the loss of revenue from some charitable bingo locations.

Research and development. Research and development expenses were $173,636, or 4.2% of revenue, for the three months ended March 31, 2008, compared to $146,018, or  3.4% of revenue, for the three months ended March 31, 2007, an increase of $27,618, or 18.9%. The overall increase in research and development costs was partially offset by a  reduction in capitalized labor costs related to the ongoing development of our Mobile Gaming Platform. Specifically, in the quarter ended March 31, 2008, approximately $106,911 was capitalized as compared to $196,487 capitalized in the quarter ending March 31, 2007.

Other income and investment income. Interest income from investments for the three months ended March 31, 2008 was $295,457 or 7.2% of revenue, compared to $233,542 or 5.4% of revenue, for the three months ended March 31, 2007, an increase of $61,915, or 26.5%, the increase is attributable primarily to the increase of interest rates on certain auction rate securities that failed at auction.  Overall other income decreased $464,324 since we have received a one-time collection payment of $469,586  in the first quarter of 2007.

Provision for income taxes. An income tax provision of $311,605 with an effective tax rate of 24.8% was recorded for the three months ended March 31, 2008, as compared to $463,770 with an effective tax rate of 26.7% for the three months ended March 31, 2007, a decrease of $152,165, or 32.8%. This decrease was primarily due to a decrease in taxable income during the three months ended March 31, 2008. The decrease in the effective tax rate is attributable primarily to the increase in earnings on tax exempt instruments as a  percentage of taxable income.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily with revenue generated from the leasing of our bingo products. In January 2006 we successfully completed our initial public offering of our common stock. As of March 31, 2008, our principal sources of liquidity were cash and cash equivalents and marketable securities of $24,062,639 and accounts receivable (net of allowance for doubtful accounts) of $1,381,781. We anticipate that our leasing revenue, which is our principal source of revenue today, will be sufficient to fund our operating expenses in the short term. Long term cash is expected to be generated from existing operations and also through selling or leasing of our products in new markets.

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

We believe that our cash flow from operations will be adequate to meet our anticipated future requirements for working capital and capital expenditures for the next 12 months and for the foreseeable future. Currently, there is no plan to raise additional capital, however, if necessary we may seek other advisable additional financing through bank borrowings or public or private debt or equity financings. Additional financing, if needed, may not be available to us, or, if available, the financing may not be on terms favorable to us. The terms of any financing that we may obtain in the future could impose additional limitations on our operations and management structure. Our estimates of our anticipated liquidity needs may not be accurate or new business development opportunities or other unforeseen events may occur, resulting in the need to raise additional funds.

Summary of Consolidated Statements of Cash Flow

	Three Months Ended March 31
	2008	2007

Net cash provided by operating activities	$1,181,282	$2,143,884
Net cash provided by (used in) investing activities	6,192,422	(507,689)
Net increase in cash and cash equivalents	7,373,704	1,636,195
Cash and cash equivalents, beginning	4,513,935	3,493,808
Cash and cash equivalents, ending	$11,887,639	$5,130,003

Operating Activities

For the three months ended March 31, 2008, net cash of $1,181,282 provided by operating activities was primarily due to net income of $943,551 depreciation and amortization of $513,560, stock issued for services of $49,415 and change in operating assets and liabilities of ($249,036). For the three months ended March 31, 2007 net cash of $2,143,884 provided by operating activities was primarily due to net income of $1,271,522, depreciation and amortization of $456,754 stock issued for services of $60,018 and change in operating assets and liabilities of $498,071. The decrease in net cash provided by operating activities during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily due to the decrease in operating income for the three months ending March 31, 2008. compared to the three months ended March 31, 2007.

Investing Activities

For the three months ended March 31, 2008, $6,192,422 of net cash was used for investing activities, with $188,207 spent on other capital expenditures and $9,700,000 of marketable securities sold and $3,300,000 of marketable securities purchased during the quarter.

For the three months ended March 31, 2007, $507,689 of net cash was used for investing activities, with $50,388 being used to fund the manufacturing of additional equipment for lease to our customers, $457,301 spent on other capital expenditures and $100,000 of marketable securities sold and purchased during the quarter.

Financing Activities

For the three months ended March 31, 2008 and 2007, no net cash was provided by financing activities.

Off-Balance Sheet Arrangements

As of March 31, 2008, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Quarterly Report does not include information described under Item 3 of Form 10-Q pursuant to the rules of the Securities and Exchange Commission that permit “smaller reporting companies” to omit such information.

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of March 31, 2008 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2008, at the reasonable assurance level to enable the Company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion.

Changes in Internal Control Over Financial Reporting

As reported in Item 9A of our Annual Report on Form 10-K dated December 31, 2007, management concluded that its internal control over financial reporting was not effective as of December 31, 2007. Such conclusion resulted from the identification of deficiencies that were determined to be significant deficiencies. Specifically, we did not have appropriate internal controls in the following areas:

•
Ineffective controls related to staffing in finance and accounting: For the year ended December 31, 2007, our CFO prepared the financial statements, reconciled numerous accounts, prepared the tax accrual and the Form 10-K without review by another qualified person that has sufficient accounting knowledge, skills and understanding of the Company to detect errors and omissions.  Lack of review by an additional sufficiently knowledgeable person produces the potential for misstatement in the financial statements to occur and not be detected in a timely manner.  This deficiency could cause the financial statements and the underlying financial records to be misrepresented.  In addition it creates the opportunity for possible irregularities to exist and continue without detection in a timely basis.

•
Ineffective controls related to accounting and access to cash receipts:  The control designed to ensure the timely and accurate receipt and deposit of cash for the year ended December 31, 2007 did not operate effectively as our CFO had the responsibility of opening the mail and delivering the cash receipts to the accountant to prepare for deposit.  Because the CFO had control over both the asset and accounting process, the failure to segregate both duties creates an opportunity for errors or misappropriation to occur undetected.

•
Ineffective controls related to custody and authorization disbursements:  The control designed to ensure the timely and accurate disbursement of cash for the year ended December 31, 2007, did not operate effectively because the CFO had the ability to authorize and sign checks for disbursement.  Because the CFO had control over both the authorization and custodian duties related to our cash disbursements process, the failure to segregate both duties creates an opportunity for errors or misappropriation to occur undetected.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2007 and the significant deficiencies described above, we believe that the interim financial statements included in this Quarterly Report on Form 10-Q correctly present in all material respects our financial position, results of operations and cash flows for the interim periods covered therein.

During the three months ended March 31, 2008 and subsequent thereto, we have undertaken work to remediate the significant deficiencies described above. This includes, but is not limited to, the following remediation measures:

•	We have considered certain alternatives for the accounting of cash receipts, access to cash receipts and custodian duties.
•	We have modified aspects of our cash disbursement authorization

While management believes that progress has been made on the implementation of these initiatives, additional work needs to be done to remediate those significant deficiencies.

Except for the remediation initiative with respect to the significant deficiencies described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008. that have materially affected, or are reasonably likely to material effect our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

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

ITEM 1A.  RISK FACTORS

The risk factors below captioned “We operate in a highly competitive industry and expect the market for mobile gaming devices to become increasingly competitive, which may negatively affect our operations and our ability to maintain relationships with gaming establishments” and “A material reduction in the yield on our investment of the proceeds of our initial public offering and our retained earnings could materially and adversely affect our net income and earnings per share” have been materially modified from prior versions of those risk factors set forth in our Annual Report on Form 10-K for the year ended December 3, 2007.

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

Our future success depends upon our ability to attract, train and retain key marketing personnel and key managers as we further develop our products and as we enter new markets and expand in existing markets. In connection with the audit of our financial statements for 2006 and 2007, our independent registered public accounting firm identified a significant deficiency in our internal control over financial reporting arising from the current level of staffing in our accounting department; our efforts to augment our staffing with qualified individuals on a timely basis may not remediate this significant deficiency. Due to licensing requirements of these personnel that may be imposed by gaming authorities, our pool of potential employees may be more limited than in other industries. Competition for individuals with the skills required is intense, and we may not be successful in recruiting such personnel. In addition, we may not be able to retain such individuals as they may leave our company and go to work for our competitors. If we are unable to attract or retain key personnel, our business, financial condition and operating results could be materially adversely affected. We rely heavily on a corporate culture of lean staffing.  While helpful to our efforts to contain our costs, our lean staffing exposes us to increased risks of internal control deficiencies and increased harm upon employee departures.

Our failure to retain and extend our existing contracts with customers and to win new customers would negatively impact our operations.

All of our lease contracts relate to our electronic bingo products. In the three months ended March 31, 2008 we derived 99% of our revenues and cash flow from our portfolio of contracts to lease electronic bingo products to gaming establishments, such as casinos, and bingo halls. Our contracts are typically for a term ranging from one to three years in duration and several are on a month-to-month basis. Not all of our contracts preclude our customers from using bingo devices of our competitors. Upon the expiration of one of our contracts, a gaming establishment may award a contract through a competitive procurement process, in which we may be unsuccessful in winning the new contract or forced to reduce the price that we charge the gaming establishment in order to renew our contract. In addition, some of our contracts permit gaming establishments to terminate the contract at any time for our failure to perform and for other specified reasons. The termination of or failure to renew or extend one or more of our contracts, or the renewal or extension of one or more of our contracts on materially altered terms could, depending upon the circumstances, have a material adverse effect on our business, financial condition, results and prospects.

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

We are dependent upon a small number of independent distributors to market and sell our products to casinos and bingo halls. For the quarter ended March 31, 2008 approximately 56% of our revenues were derived through seven distributors. During the same period, we derived approximately 38% of our revenue from our single largest distributor. Due to our payment of commissions to distributors, our customer contracts derived from distributors generate lower profit margins than our contracts derived from direct sales, or house accounts. Because we do not directly control our distributors or their customer intake practices, contracts with customers derived from distributors may be susceptible to higher default rates and lower profit margins than our house accounts.

Some of our distributors are not contractually prohibited from marketing or selling products of our competitors. Our contracts with our distributors typically cover one to three year terms and are automatically renewed for one year unless terminated upon the expiration of the then current term. Upon the expiration of a contract term, we may not be able to renew any of these contracts on terms that are favorable to us, or at all. Our competitors may provide incentives to our distributors to market and sell their products in addition to or in lieu of ours. The loss of any of our distributors or the loss of business from any customer of any of our distributors may result in a material reduction in our revenue, resulting in a material adverse effect on our business, financial condition and results of operations.  Towards the end of 2007 and at the beginning of 2008, we lost a significant portion of revenues from charitable bingo hall customer locations that were serviced through one of our distributors, and it is expected, based on 2007 revenues, that our revenues attributable to sales generated through this distributor for 2008 will be reduced by approximately $1,500,000.

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

The market for gaming devices generally is intensely competitive, and we expect competition to increase and intensify as the market for mobile gaming devices develops. We currently compete with other providers of electronic bingo products, such as VKGS, LLC, or Video King, formerly a division of BK Entertainment Corp., GameTech International, Inc., the recently merged Planet Bingo, LLC and Melange Computer Services, Inc., Blue Dog, Inc. Electronic Game Solutions, Inc. and California Concepts, Inc. in the marketing of our BingoStar wireless bingo systems. Although none of our competitors that manufacture mobile bingo devices is currently licensed in Nevada other than GameTech International, Inc., we may face competition from these providers in the market for mobile gaming devices in the future. Given the market penetration, name recognition, marketing resources and familiarity with the gaming device industry generally, traditional casino game device manufacturers could be a significant competitive threat to us. We expect fierce competition from multiple large competitors dominating their respective markets in our expansion efforts, such as Aristocrat Leisure, Ltd., International Game Technology, Inc., Alliance Gaming Corporation, WMS Gaming Inc. and Shuffle Master, Inc., that may enter the market for mobile gaming devices. In addition, we may face a strong competition from Cantor Fitzgerald LP, a large financial services company that already offers wireless sports betting in the United Kingdom, holds an Operator of Mobile Gaming Systems license in Nevada and in April of 2008 started field testing of a mobile gaming system in Las Vegas, NV. The competition in the potentially lucrative Nevada market for mobile gaming system is anticipated to become even more fierce when and if, other Nevada’s currently licensed Operators of Mobile Gaming Systems including International Game Technology, Inc.,   Sona Mobile, Inc. and GameTech International, Inc. enter the market.

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

Because we have not yet begun full-scale production of mobile gaming devices under the Nevada Mobile Gaming Law, we have invested the bulk of the proceeds of our initial public offering and retained earnings. Our net income and earnings per share for the quarter ended March 31, 2008 depended substantially on the yield that we achieved on these investments. Approximately 24% of our income before tax during the quarter ended March 31, 2008 resulted from these investments.

Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of non taxable auction rate securities, or ARS. Our investments totaled $18,509,505 at March 31, 2008.

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

We continue to monitor the market for our ARS and consider its impact (if any) on the fair market value of our investments. If the market conditions of the first quarter of 2008 continue through 2008, in which some auctions for ARS fail, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses or impairment charges in 2008. As auctions have closed successfully in 2008, we have converted our investments in ARS to money market funds. We believe we will have the ability to hold any ARS for which auctions fail until the market recovers. We do not anticipate having to sell these securities in order to operate our business.

Although we have invested these proceeds in relatively conservative investments, based on the current market conditions, there can be no assurance that we will continue to enjoy the same yields on our investments as we did during the first quarter of 2008. Moreover, there can be no assurance that these investments will continue to generate a positive yield. Assuming no other changes in our sources of revenues, any decrease in the yield on these investments, and any loss on these investments, would directly reduce our revenues.

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

We provide mobile gaming platforms to gaming establishments to enable players to play bingo in several jurisdictions, including Nevada, and traditional casino games on cruise lines. When legally permitted, we intend to provide mobile gaming platforms to enable players to play traditional casino games using our wireless player terminals in Nevada. As a result, our business depends on consumer demand for the games that we enable. Gaming is a discretionary leisure activity, and unfavorable changes in general economic conditions including recession, economic slowdown, or higher fuel and transportation cost, may reduce the participation in discretionary leisure activities as a result of consumers having less disposable income. Therefore, during periods of economic contraction, our revenue may decrease while some of our costs remain fixed, resulting in decreased earnings. Gaming activity may also decline based on changes in consumer confidence related to general economic conditions or outlook, fears of war, future acts of terrorism, or other factors. A reduction in tourism could also result in a decline in gaming activity. Finally, a legislature or regulatory authority may prohibit all or some gaming activities all together in its jurisdiction. A decline in gaming activity as a result of these or any other factors would have a material adverse effect on our business and operating results.

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

ITEM 6. EXHIBITS

See Exhibit Index.

Exhibit Index

Number	Description

3.1	Amended and Restated Articles of Incorporation of FortuNet, Inc.(1)
3.2	Amended and Restated Bylaws of FortuNet, Inc.(2)
4.1	Form of Certificate Representing Common Stock, $.001 Par Value Per Share, of FortuNet, Inc.(1)
31.1
Certification of Yuri Itkis, Chairman of the Board of Directors and Chief Executive Officer of FortuNet, Inc. dated May 13, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Kevin A. Karo, Chief Financial Officer of FortuNet, Inc. dated May 13, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Yuri Itkis, Chairman of the Board of Directors and Chief Executive Officer of FortuNet, Inc. dated May 13, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin A. Karo, Chief Financial Officer of FortuNet, Inc. dated May 13, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to Amendment No.1 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on October 27, 2005.

(2)	Incorporated by reference to Amendment No.3 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on November 21, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FortuNet, Inc.

By	/s/ Yuri Itkis
Yuri Itkis, Chief Executive Officer and
Chairman of the Board

By	/s/ Kevin A. Karo
Kevin A. Karo, Chief Financial Officer
Date: May 13, 2008