Form 10-Q
period 2008-06-30
Fortunet, Inc.
filed 2008-08-11
CIK 1337899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-Q
_____________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [  ] No

 As of June 30, 2008, there were 11,363,279 shares of the Registrant’s common stock, $0.001 par value, issued and outstanding.

FORTUNET, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2008

PART I FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FORTUNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$17,028,771	$4,513,935
Marketable securities	750,000	25,125,000
Accounts receivable, net of
allowance for doubtful accounts	1,419,016	1,431,721
Income tax receivable	220,472	156,031
Inventories	1,300,174	1,200,512
Prepaid expenses	288,656	313,414
Deferred tax asset	163,925	135,858
Total current assets	21,171,014	32,876,471
Property and equipment, net of
accumulated depreciation	7,879,205	8,203,860
Marketable securities	13,425,000	--
Other assets, net of accumulated amortization	46,307	54,307
Deferred tax asset	746,676	780,454
Total assets	$43,268,202	$41,915,092

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$158,447	$499,201
Commissions payable	108,250	178,060
Accrued expenses	238,483	349,944
Income tax payable	52,400	102,400
Total current liabilities	557,580	1,129,605

Stockholders’ equity:
Common stock
.001 par value 150,000,000 shares authorized, 11,363,279
Issued and outstanding at June 30, 2008 and 11,351,279
Shares issued and outstanding at December 31, 2007	11,363	11,351
Additional paid in capital	29,970,914	29,855,678
Retained earnings	12,728,345	10,918,458
Total stockholders’ equity	42,710,622	40,785,487
Total liabilities and
stockholders’ equity	$43,268,202	$41,915,092

     See notes to condensed consolidated financial statements.

FORTUNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ending June 30,		Six Months Ending June 30,
	2008	2007	2008	2007

Sales revenue	$3,974,999	$4,163,890	$8,096,632	$8,496,557
Cost of revenue	584,295	631,472	1,265,276	1,179,007
Gross profit	3,390,704	3,532,418	6,831,356	7,317,550
Operating costs and expenses
General and administrative	1,259,547	1,048,078	2,441,223	2,270,552
Sales and marketing	1,083,818	1,346,136	2,214,736	2,730,624
Research and development	292,839	138,801	466,475	284,820
Total operating expenses	2,636,204	2,533,015	5,122,434	5,285,996

Income from operations	754,500	999,403	1,708,922	2,031,554

Other income	5,033	36	10,309	469,636
Interest income, net	282,070	261,693	577,528	495,234
Income before taxes	1,041,603	1,261,132	2,296,759	2,996,424

Provision for income taxes	175,267	331,469	486,872	795,239
Net income	$866,336	$929,663	$1,809,887	$2,201,185

Weighted average shares - basic	11,349,812	11,343,339	11,349,812	11,343,339
Earnings per share - basic	$0.08	$0.08	$0.16	$0.19
Weighted average shares – diluted	11,358,664	11,346,918	11,358,664	11,346,918
Earnings per share earnings - diluted	$0.08	$0.08	$0.16	$0.19

     See notes to condensed consolidated financial statements.

FORTUNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,809,887	$2,201,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	979,929	908,126
Amortization	8,000	12,000
Stock issued for services	98,832	110,642
Deferred taxes	5,711	(109,738)
Change in operating assets and liabilities:
Accounts receivable	12,705	76,300
Income tax receivable	(64,441)	(260,505)
Inventories	(99,662)	(266,569)
Prepaid expenses	24,758	195,067
Other assets	--	148
Accounts payable	(340,754)	228,053
Commissions payable	(69,810)	51,686
Accrued expenses	(111,461)	5,514
Income tax payable	(50,000)	(335,208)
Net cash provided by operating activities	2,203,694	2,816,701

Cash flows from investing activities:
Purchase of equipment and property	(638,858)	(1,353,373)
Sale of marketable securities	14,250,000	100,000
Purchase of marketable securities	(3,300,000)	(250,000)
Net cash provided by (used in) investing activities	10,311,142	(1,503,373)

Net increase in cash and cash equivalents	12,514,836	1,313,328

Cash and cash equivalents, beginning	4,513,935	3,493,808
Cash and cash equivalents, ending	$17,028,771	$4,807,136

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$622,450	$1,503,974
Cash paid for interest	$--	$19,459
Non-cash investing and financing activities:
Stock options capitalized	$16,416	$48,141

See notes to condensed consolidated financial statements.

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Interim Basis of Presentation:

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

Interim Basis of Presentation:

The accounting policies followed in the preparation of the financial information herein are the same as those summarized in the Company’s 2007 Annual Report on Form 10-K. The condensed consolidated balance sheet at December 31, 2007, was derived from audited consolidated financial statements at that date. The interim condensed consolidated financial information is unaudited and should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal and recurring adjustments that are necessary to fairly present the financial condition of the Company as of June 30, 2008, and the results of its operations and its cash flows for the six months ended June 30, 2008 and 2007, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year due to seasonality and other factors.

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

	June 30, 2008	December 31, 2007
Parts and assemblies	$1,184,744	$1,103,612
WIP	115,430	96,900
	$1,300,174	$1,200,512

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.	Fair Value of Certain Financial Assets and Liabilities:

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

Financial assets and liabilities included in our financial statements and measured at fair value as of June 30, 2008 are classified based on the valuation technique level in the table below:

		Fair Value Measurement at June 30, 2008
Description	Total	Level 1	Level 2	Level 3

Assets:
Auction rate securities	$14,175,000	$750,000	$13,425,000	$—

Total assets at fair value	$14,175,000	$750,000	$13,425,000	$—

Auction Rate Securities
The Company considers its marketable securities to be “available-for-sale,” as defined by Statement of Financial Accounting Standards No.115, “Accounting for Certain Investments in Debt and Equity Securities,” and, accordingly, unrealized holding gains and losses are excluded from operations and reported as a net amount in a separate component of stockholders’ equity. The following table summarizes the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses at June 30, 2008 and December 31, 2007, respectively.

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains	(Losses)	Net
2007:
Maturities greater than five years:
Municipal Bonds (ARS)	$25,125,000	$25,125,000	$—	$—	$—
2008:
Maturities greater than five years:
Municipal Bonds (ARS)	$14,175,000	$14,175,000	$—	$—	$—

The Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium
.
The Company continues to reduce the principal amount of Auction Rate Securities (“ARS”) in its portfolio. Our ARS investment as of December 31, 2007 was $25.1 million at March 31, 2008 it was $18.5 million and at June 30, 2008 it is $14.2 million, therefore we were able to liquidate $9.7 million in the three months ending March 31, 2008 and additional $4.6 million in the three months ended June 30, 2008. While its portfolio was not affected by auction process deterioration in 2007, some of the ARS the Company holds experienced auction failures during 2008. As a result, when the Company attempted to liquidate them through auction, it was unable to do so. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. As of June 30, 2008, the Company has received all scheduled interest payments associated with these securities

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges. The Company believes that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. The Company believes that any unrealized gain or loss associated with these securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in its financial statements.

The Company believes that based on its current cash and cash equivalents balance of $17.0 million, expected operating cash flows, and the liquidation of $14.3 million of ARS during the six months ended June 30, 2008, that the lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and the Company believes it has the ability to hold the securities throughout the currently estimated recovery period.  In addition, the remaining $14.2 million balance of ARS held by the Company will not have a material impact on the Company’s liquidity, earnings, cash flows, financial flexibility or ability to fund its obligations

The Company continues to monitor the market for auction rate securities and considers its impact (if any) on the fair market value of its investments. If the current market conditions continue, in which some auctions for ARS fail, or the anticipated recovery in market values does not occur, the Company may be required to record unrealized losses or impairment charges in 2008. As auctions have closed successfully, the Company has converted its investments in ARS to money market funds. The Company believes it will have the ability to hold any auction rate securities for which auctions fail until the market recovers. It does not anticipate having to sell these securities in order to operate its business.

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

The following tables sets forth the computations for basic and dilutive earnings per common share:

	Three months ended June 30,
	2008	2007
Net income	$866,336	$929,663
Weighted average shares outstanding	11,349,812	11,343,339
Dilutive non-vested shares	8,852	3,579
Dilutive weighted average number of shares outstanding	11,358,664	11,346,918
Basic earnings per share	$0.08	$0.08
Dilutive earnings per share	$0.08	$0.08

	Six months ended June 30,
	2008	2007
Net income	$1,809,887	$2,201,185
Weighted average shares outstanding	11,349,812	11,343,339
Dilutive non-vested shares	8,852	3,579
Dilutive weighted average number of shares outstanding	11,358,664	11,346,918
Basic earnings per share	$0.16	$0.19
Dilutive earnings per share	$0.16	$0.19

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.	Stock Based Compensation:

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

Compensation cost related to vested restricted stock for the six months ended June 30, 2008, was $37,200. Costs associated with these expenses are included in general and administrative expenses. A total of $37,200 of unrecognized compensation costs related to nonvested restricted stock is expected to be recognized over future periods.

7.	Commitments and contingencies:

As of June 30, 2008, the Company has entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are valid for less than one year and, in the aggregate, amount to approximately $224,000.

8.	Research and development:

Research and development costs are primarily for costs of software and hardware development and continued enhancements for the electronic gaming systems that the Company leases to customers. Research and development costs relating principally to the design and development of products generating revenues are expensed as incurred. Hardware, tools and tooling that have an alternative future use, such as for manufacturing, are capitalized. Hand tools used in research and development, as well as special purpose fixtures, are expensed when incurred. The total amount of research and development was $680,296 and $728,019 during the six months ended June 30, 2008 and 2007, respectively. A portion of overall research and development costs totaling $213,821 and $443,199 were capitalized during the six months ended June 30, 2008 and 2007, respectively in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.

9.	Income Taxes:

We recorded our income tax provision at an effective rate of 21.2% for the six months ended June 30, 2008. This effective tax rate takes into account, among other items, the tax exempt interest received in the amount of $498,135 creating a reduction from the statutory tax rate of approximately 12.8%.

As a result of the adoption of FIN 48, as amended by FIN 48-1, at the beginning of fiscal 2007, we reclassified $102,000 to income tax payable (which would not significantly impact our effective tax rate if recognized). This potential liability for unrecognized tax benefits relates to state income taxes from prior years. At the end of 2007, $102,000 was our potential liability for unrecognized tax benefits, which included penalties and interest. During the six months ended June 30, 2008, $50,000 of the liability was applied as a benefit to income tax expense as related to the lapse of the potential tax liability to certain taxing jurisdictions. Our policy is to classify penalties and interest related to income tax uncertainties as income tax expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation, our statements that:

(1) our belief that the failed auctions that we experienced during the first six months of 2008 are not a result of the deterioration of the underlying credit quality of the auction rate securities, although valuation of them is subject to uncertainties that are difficult to predict; (2) our belief that any unrealized gain or loss associated with the auction rate securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in our financial statements; (3) we will continue to monitor the market for our auction rate securities and consider its impact (if any) on the fair market value of our investments; (4) our belief that we will have the ability to hold any auction rate securities for which auctions fail until the market recovers; (5) our belief that based on our cash and cash equivalents balances in the first six months of 2008, the current lack of liquidity in the credit market and capital markets will not have a material impact on our liquidity, cash flows, financial flexibility, or our ability to fund our operations; (6)we expect, as needed, to continue to make a significant investment in product development; (7) our plan to continue to reduce the principal amount of ARS in our portfolio; (8) our belief that our field-proven mobile gaming platform is in compliance with the regulations promulgated under Nevada’s new mobile gaming law; (9)  our intention to continue to introduce other new products for the conventional bingo market segment; (10) our belief that our research and development efforts have made our field proven mobile gaming platform compliant with the wireless gaming regulations promulgated by the Nevada Gaming Commission to date; (11) we expect to spend substantial amounts on research and development; (12) our anticipation to begin selling our gaming platforms for use in conducting traditional bingo games, instead of entering into lease contracts, as we do now, or pursuant to purchase options contained in lease agreements; (13) our expectation to incur similar levels of legal expenses in the future; (14) our expectation that current legal claims and proceedings pending against us will not have a significant effect on our financial position or results of operations; (15) we anticipate that our leasing revenue will be sufficient to fund our operating expenses in the short term; (16) our expectation that long term cash will be generated from existing operations and potentially through selling or leasing our products in new markets; (17) our belief that our cash flow from operations will be adequate to meet our expenditures for the next 12 months and foreseeable future; (18) we expect to incur significant additional expenses in connection with the procurement of equipment and components and the manufacturing of additional stationary and wireless player terminals and that the expenses will consume a substantial portion of our recurring lease revenues; (19) our anticipation that lease expenses will consume a substantial portion if not all of our recurring lease revenues; (20) we believe that the final resolution of any of the threatened or pending litigation described above, individually or in the aggregate, is not likely to have a material adverse effect on our business, cash flow, results of operations or financial position;, (21) we expect competition to increase and intensify as the market for mobile gaming devices develops; (22) we expect fierce competition from multiple large competitors dominating their respective markets in our expansion efforts, such as Aristocrat Leisure, Ltd., International Game Technology, Inc., Alliance Gaming Corporation, WMS Gaming Inc. and Shuffle Master, Inc., that may enter the market for mobile gaming devices; (23) we anticipate that competition in the mobile gaming market will become even more fierce when and if, other licensed operators of mobile gaming systems including, International Game Technology, Inc., Sona Mobile, Inc. and GameTech International, Inc. enter the market; (24) our belief that we do not foresee paying dividends on our common stock in the future; (25) our belief that our revenues in 2008 will be reduced related to the loss of a significant number of locations related to a distributor;   (26) our expectation that long term cash will be generated from existing operations and potentially through selling or leasing our products in new markets; (27) we expect, based on 2007 revenues, that our revenues attributable to sales generated through a certain distributor for 2008 will be reduced by approximately $1,500,000; (28) we expect competition to increase and intensify as the market for mobile gaming devices develops; (29) our belief that the acceptance of our wireless gaming terminals by gaming establishments and their players will depend on our ability to demonstrate the economic and other benefits of our products; (30) initially, we intend to offer our customers equipment lease agreements under which we will lease our wireless gaming terminals and the associated equipment; (31) we expect to enter into agreements with customers that operate casinos and bingo halls in more than one location; (32) we anticipate that our agreements with multi-location customers will provide that the customer will be responsible for providing, at its expense, a dedicated high-speed computer network connection between our server-based gaming systems in the various locations operated by the customer to a remote central gaming server supporting such systems; and (33) we expect a substantial portion of our future growth to result from the general expansion of the gaming industry.

Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to:  unexpected difficulties in penetrating new markets as a result of regulatory, competitive or other reasons; inability to devote additional resources to our marketing efforts; inability to devote additional resources to our research and development initiatives to enhance product development; unexpected changes to zoning laws that effect our ability to continue to manufacture products in our current facility; inability to cut our costs resulting in a loss of our existing customers; legality of our electronic bingo players;  our inability to create or introduce new products for the conventional bingo market; our failure to gain approval for our gaming platforms to play traditional casino games; unanticipated decreases in our manufacturing capabilities; unanticipated final resolution of our litigation matters; inability to predict the cost of defending our pending litigation matters; our loss of existing distributors or our failure to further broaden our distribution channel; inability to accurately predict the impact of a loss of a major portion of revenue from a certain distributor on our revenues for 2008; unanticipated substantial decrease or increase in our research and development expenses; unexpected changes to credit ratings of the auction rate securities, difficulty in evaluating the value of the auction rate securities; inability to accurately value the underlying assets supporting auction rate securities; changes in default rates applicable to the underlying assets, underlying collateral value, and the strength and quality of the market and liquidity; inability to accurately predict the impact of the recordation of any unrealized gain or loss associated with auction rate securities in our financial statements; unexpected changes in our liquidity, cash flows due to unexpected changes in the credit and capital markets; inability to predict the impact of market changes with respect to our auction rate securities; unanticipated need to liquidate our auction rate securities;  an unanticipated need for additional funds for operating expenses, new business opportunities or other unforeseen events;  our inability to protect our intellectual property rights; the failure of the overall gaming industry to expand at the rate we expect; unexpected need to expand our operations and enter into a new lease; unanticipated drop or increase in inventory levels; inability of our leasing revenue to meet our operating expenses in the short and long term; inability to finance additional expenses related to the procurement of equipment and the manufacturing of equipment and component parts in order to expand our production efforts; unanticipated increase in expenditures during the next 12 months; lack of growth in the gaming industry; inability to procure additional customers and enter into new lease agreements; rapid technological changes in the gaming industry that render our technology obsolete; inability to demonstrate the economic benefits of our products; and inability to meet the evolving industry standards and casino or player demands; failure to achieve market acceptance of our products.

We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should also review the cautionary statements and discussion of the risks of our business set forth elsewhere herein under the heading “Risk Factors” under Part I, Item 1A and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, our Quarterly Report on Form 10-Q for the quarter ending March 31, 2008  and our Current Reports on Form 8-K.

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

Almost all of our revenues are currently generated by placing electronic bingo systems in bingo halls under contracts based on (a) a fixed fee per use per session, (b) a fixed weekly fee per terminal, or (c) a percentage of the revenue generated by each terminal. Our revenue is affected by player acceptance of electronic bingo as an addition or an alternative to paper bingo in our existing customer establishments, our ability to expand operations into new markets and our ability to at least retain our market share in the existing markets. Our stationary bingo player terminals generate greater revenue per player terminal than our wireless bingo player terminals, but also require a greater initial capital investment. As our customer base changes from period to period through the addition of new customers or the loss of existing customers, we experience an increase in rental revenue due to the addition of customers and a decrease in rental revenue due to the loss of customers. Our rental revenue is also affected from period to period by changes in operations at our existing customer locations that result from numerous factors over which we have little or no control.

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

During the six months ended June30, 2008, we incurred $265,046 in legal expenses incurred in a routine course of business and the Company’s civil lawsuit filed in the United States Federal Court, District of Nevada under the federal Racketeer Influenced Corrupt Organization, or RICO, law against GameTech International Incorporated and its wholly owned subsidiary, GameTech Arizona Corporation.
.
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

Results of Operations

Consolidated Income Statement
The following table sets forth our results of operations in dollars and as a percentage of revenue for each of the periods indicated:

	Three Months Ending June 30,				Six Months Ending June 30,
	2008		2007		2008		2007
Revenues
Sales revenue	$3,974,999	100.0%	$4,163,890	100.0%	$8,096,632	100.0%	$8,496,557	100.0%
Cost of revenue	584,295	14.7%	631,472	15.2%	1,265,276	15.6%	1,179,007	13.9%
Gross profit	3,390,704	85.3%	3,532,418	84.8%	6,831,356	84.4%	7,317,550	86.1%
Operating costs and expenses
General and administrative	1,259,547	31.7%	1,048,078	25.2%	2,441,223	30.2%	2,270,552	26.7%
Sales and marketing	1,083,818	27.3%	1,346,136	32.3%	2,214,736	27.4%	2,730,624	32.1%
Research and development	292,839	7.4%	138,801	3.3%	466,475	5.8%	284,820	3.4%
Total operating expenses	2,636,204	66.3%	2,533,015	60.8%	5,122,434	63.3%	5,285,996	62.2%

Income from operations	754,500	19.0%	999,403	24.0%	1,708,922	21.1%	2,031,554	23.9%

Other income	5,033	0.1%	--	0.0%	10,309	0.1%	469,600	5.5%
Interest income, net	282,070	7.1%	261,729	6.3%	577,527	7.1%	495,270	5.8%
Income before taxes	1,041,603	26.2%	1,261,132	30.3%	2,296,758	28.4%	2,996,424	35.3%
Provision for income taxes	175,267	4.4%	331,469	8.0%	486,872	6.0%	795,239	9.4%
Net income	$866,336	21.8%	$929,663	22.3%	$1,809,887	22.4%	$2,201,185	25.9%

Three Months and Six Months Ended June 30, 2008 and June 30, 2007

Sales revenue.  Sales revenue was $3,974,999 for the three months ended June 30, 2008, as compared to $4,163,890 for the three months ended June 30, 2007, a decrease of $188,891, or (4.5%).  Sales revenue was $8,096,632 for the six months ended June 30, 2008, as compared to $8,496,557 for the six months ended June 30, 2007, a decrease of $399,925, or (4.7%). This decrease was due primarily to the reduction of unit deployment as a result of a partial loss of revenue from charitable bingo halls from a single distributor, partially offset by the deployment of new units in the field.

For the six months ended June 30, 2008, the net change in our revenue as a result of changes in our customer base was a decrease in revenue of $469,862 over the same period in the prior year and the net change in revenue as a result of changes in operations at our existing customer locations was an increase of revenue of $69,935 over the same period in the prior year.

   Cost of revenue.  Cost of revenue was $584,295 for the three months ended June 30, 2008, compared to $631,472 for the three months ended June 30, 2007, a decrease of $47,177, or (7.5%). Cost of revenue was $1,265,276 for the six months ended June 30, 2008, compared to $1,179,007 for the six months ended June 30, 2007, an increase of $86,269, or 7.3%. The increase in the cost of revenue in the first six month of 2008 is primarily the result of increased depreciation expense for the six months ended June 30, 2008. Depreciation increased as the number of units deployed increased over the past 12 months. The increase in depreciation for the three months ended June 30, 2008 was offset by the decrease in repair and upgrade expenses in the three months ended June 30, 2008, as much of the repair and upgrades took place in the first quarter of 2008.

General and Administrative. General and administrative expenses were $1,259,547 or 31.7% of revenue, for the three months ended June 30, 2008 compared to $1,048,078, or 25.2% of revenue, for the three months ended June 30, 2007, an increase of $211,469 or 20.2%. General and administrative expenses were $2,441,223, or 30.2% of revenue for the six months ended June 30, 2008 compared to $2,270,552, or 26.7% of revenue for the six months ended June 30, 2007, an increase of  $170,671, or 7.5%. This increase in general and administrative expenses was the result of the increase in labor costs during the respective periods partially offset by the reduction in professional expenses.

In the three and six months ended June 30, 2008, cost associated with stock grants to our directors was $18,600 and $37,200, respectively. We will have costs similar to the costs associated with the stock grants to our directors in each of the remaining quarters of 2008.

Sales and marketing.  Sales and marketing expenses were $1,083,818, or 27.3% of revenue for the three months ended June 30, 2008 compared to $1,346,136, or 32.3% of revenue for the three months ended June 30, 2007, a decrease of $262,318, or 19.5%. Sales and marketing expenses were $2,214,736, or 27.4% of revenue for the six months ended June 30, 2008, compared to $2,730,624, or 32.1% of revenue, for the six months ended June 30, 2007, a decrease of $515,888, or 18.9%. This decrease was attributable primarily to the reduction of commissions paid to the distributors.

Research and development.  Research and development expenses were $292,839, or 7.4% of revenue, for the three months ended June 30, 2008, compared to $138,801, or 3.3% of revenue, for the three months ended June 30, 2007, an increase of $154,038, or 111.0%. Research and development expenses were $466,475, or 5.8% of revenue, for the six months ended June 30, 2008, compared to $284,820, or 3.4% of revenue, for the six months ended June 30, 2007, an increase of $181,655, or 63.8%.  The overall increase in research and development costs was the result of a reduction in capitalized labor costs related to the ongoing development of our Mobile Gaming Platform. Specifically, in the six months ended June 30, 2008, $213,821 was capitalized as compared to $443,199 capitalized in the six months ended June 30, 2007.

Other income and investment income. Interest income from investments for the six months ended June 30, 2008 was $577,527 or 7.1% of revenue, compared to $495,270 or 5.8% of revenue, for the six months ended June 30, 2007, an increase of $82,257, or 16.6%.  The increase in interest income is the result of higher interest rates on the Auction Rate Securities that failed at auction over the past six months

Provision for income taxes.  An income tax provision of $175,267 with an effective tax rate of 16.8% was recorded for the three months ended June 30, 2008, compared to $331,469 with an effective tax rate of 26.3% for the three months ended June 30, 2007, a decrease of $156,202, or 47.1%. An income tax provision of $486,872 with an effective tax rate of 21.2% was recorded for the six months ended June 30, 2008 compared to $795,239 income tax provision with an effective tax rate of 26.5% for the six months ended June 30, 2007, a decrease of $308,367, or 38.8%. The decrease in the tax provision is directly related to the decrease in the taxable income for the three and six months ended June 30, 2008.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily with revenue generated from the leasing of our bingo products. In January 2006 we successfully completed our initial public offering of our common stock. As of June 30, 2008, our principal sources of liquidity were cash and cash equivalents $17.0 million and accounts receivable (net of allowance for doubtful accounts) of $1.4. We anticipate that our leasing revenue, which is our principal source of revenue today, will be sufficient to fund our operating expenses in the short term. Long term cash is expected to be generated from existing operations and also through selling or leasing of our products in new markets.

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

Summary of Consolidated Statements of Cash Flow

	Six Months Ended June 30
	2008	2007

Net cash provided by operating activities	$2,203,694	$2,816,701
Net cash provided by (used in) investing activities	10,311,142	(1,503,373)
Net increase in cash and cash equivalents	12,514,836	1,313,328
Cash and cash equivalents, beginning	4,513,935	3,493,808
Cash and cash equivalents, ending	$17,028,771	$4,807,136

Operating Activities

For the six months ended June 30, 2008, net cash of $2,203,694 provided by operating activities was primarily due to net income of $1,809,887 depreciation and amortization of $987,929, stock issued for services of $98,832 and change in operating assets and liabilities of ($698,665). For the six months ended June 30, 2007 net cash of $2,816,701 provided by operating activities was primarily due to net income of $2,201,185, depreciation and amortization of $920,126 stock issued for services of $110,642 and change in operating assets and liabilities of ($415,252). The decrease in net cash provided by operating activities during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily due to the decrease in operating income for the six months ending June 30, 2008. Compared to the six months ended June 30, 2007.

Investing Activities

For the six months ended June 30, 2008, $10,311,142 of net cash was used for investing activities, with $638,858 spent on other capital expenditures and $14,250,000 of marketable securities sold and $3,300,000 of marketable securities purchased during the period.

For the six months ended June 30, 2007, $1,503,373 of net cash was used for investing activities, with $582,233 of it being used to fund the manufacturing of additional equipment for lease to our customers and $777,140 spent on other capital expenditures.  $250,000 of marketable securities were purchased and $100,000 of marketable securities were sold in the period.

Financing Activities

For the six months ended June 30, 2008 and 2007, no net cash was provided by financing activities.

Off-Balance Sheet Arrangements

As of June 30, 2008, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of June 30, 2008 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2008, at the reasonable assurance level to enable the Company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion.

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

During the six months ended June 30, 2008 and subsequent thereto, we have undertaken efforts to remediate the significant deficiencies described above. Our remediation measures include the following:

•	We have added an additional person to our accounting staff carrying functions of a Controller.
•	We have considered certain alternatives for the accounting of cash receipts, access to cash receipts and custodian duties.
•	We have modified aspects of our cash disbursement authorization.

While management believes that progress has been made on the implementation of these initiatives, additional work needs to be done to remediate those significant deficiencies during the remainder of 2008.

Except for the remediation initiatives with respect to the significant deficiencies described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially effect our internal controls over financial reporting.

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

All of our lease contracts relate to our electronic bingo products. In the three months ended June 30, 2008 we derived 99% of our revenues and cash flow from our portfolio of contracts to lease electronic bingo products to gaming establishments, such as casinos, and bingo halls. Our contracts are typically for a term ranging from one to three years in duration and several are on a month-to-month basis. Not all of our contracts preclude our customers from using bingo devices of our competitors. Upon the expiration of one of our contracts, a gaming establishment may award a contract through a competitive procurement process, in which we may be unsuccessful in winning the new contract or forced to reduce the price that we charge the gaming establishment in order to renew our contract. In addition, some of our contracts permit gaming establishments to terminate the contract at any time for our failure to perform and for other specified reasons. The termination of or failure to renew or extend one or more of our contracts, or the renewal or extension of one or more of our contracts on materially altered terms could, depending upon the circumstances, have a material adverse effect on our business, financial condition, results and prospects.

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

We are dependent upon a small number of independent distributors to market and sell our products to casinos and bingo halls. For the quarter ended June 30, 2008 approximately 56% of our revenues were derived through seven distributors. During the same period, we derived approximately 38% of our revenue from our single largest distributor. Due to our payment of commissions to distributors, our customer contracts derived from distributors generate lower profit margins than our contracts derived from direct sales, or house accounts. Because we do not directly control our distributors or their customer intake practices, contracts with customers derived from distributors may be susceptible to higher default rates and lower profit margins than our house accounts.

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

Our future success depends to a significant degree on the skills, experience and efforts of our key personnel. We depend heavily on the ability and experience of a small number of senior executives who have experience with our operations and the electronic gaming device industry, including Yuri Itkis, our CEO and Chairman of the board of directors; Kevin A. Karo, our CFO; Jack Coronel, our Chief Compliance Officer; and Boris Itkis, our CTO, Vice President of Engineering and member of the Company’s board of directors. The loss of any of these senior executives or the failure of any of these senior executives to obtain or maintain the requisite regulatory licenses, permits or determination of suitability may have a material adverse effect on our business and operations.

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

Our future success depends upon our ability to attract, train and retain key marketing personnel and key managers as we further develop our products and as we enter new markets and expand in existing markets. In connection with the audit of our financial statements for 2007 and 2008, our independent registered public accounting firm identified a significant deficiency in our internal control over financial reporting arising from the current level of staffing in our accounting department; our efforts to augment our staffing with qualified individuals on a timely basis may not remediate this significant deficiency. Due to licensing requirements of these personnel that may be imposed by gaming authorities, our pool of potential employees may be more limited than in other industries. Competition for individuals with the skills required is intense, and we may not be successful in recruiting such personnel. In addition, we may not be able to retain such individuals as they may leave our company and go to work for our competitors. If we are unable to attract or retain key personnel, our business, financial condition and operating results could be materially adversely affected. We rely heavily on a corporate culture of lean staffing.  While helpful to our efforts to contain our costs, our lean staffing exposes us to increased risks of internal control deficiencies and increased harm upon employee departures.

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

Because we have not yet begun full-scale production of mobile gaming devices under the Nevada Mobile Gaming Law, we have invested the bulk of the proceeds of our initial public offering and retained earnings. Our net income and earnings per share for the quarter ended June 30, 2008 depended substantially on the yield that we achieved on these investments. Approximately 25% of our income before tax during the six months ended June 30, 2008 resulted from these investments.

Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of non taxable auction rate securities, or ARS. Our investments totaled $14,175,000 at June 30, 2008.

The ARS that we purchase consist of municipal bonds with maturities greater than five years and have credit ratings of at least AAA, and do not include mortgage-backed instruments. The auction process for ARS is intended, in part, to provide a liquid market for these securities.  In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture.  The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges. The auction process for some of our ARS began to deteriorate during 2007, and during the first quarter of 2008, we began to reduce the principal amount of ARS in our portfolio, which we have continued to do through the second quarter of 2008. Although we did not suffer any auction failures of our ARS during 2007, a few of the ARS we hold experienced auction failures during the first quarter of 2008. As a result, when we attempted to liquidate some of our ARS through auction, we were unable to do so.   We believe that the failed auctions that we have experienced during the first quarter of 2008 are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.  We believe that any unrealized gain or loss associated with these securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in our financial statements.

The credit and capital markets have continued to deteriorate in 2008. Continuation or acceleration of instability in these markets and/or deterioration in the ratings of our investments may affect our ability to liquidate these securities, and therefore may affect our financial condition, and cash flows. We believe that, based on our cash and cash equivalents balances during the first six months of 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flows, financial flexibility or ability to fund our obligations.

We continue to monitor the market for our ARS and consider its impact (if any) on the fair market value of our investments. If the market conditions of the first six months of 2008 continue through 2008, in which some auctions for ARS fail, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses or impairment charges in 2008. As auctions have closed successfully in 2008, we have converted our investments in ARS to money market funds. We believe we will have the ability to hold any ARS for which auctions fail until the market recovers. We do not anticipate having to sell these securities in order to operate our business.

Although we have invested these proceeds in relatively conservative investments, based on the current market conditions, there can be no assurance that we will continue to enjoy the same yields on our investments as we did during the first six months of 2008. Moreover, there can be no assurance that these investments will continue to generate a positive yield. Assuming no other changes in our sources of revenues, any decrease in the yield on these investments, and any loss on these investments, would directly reduce our revenues.

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

Our success depends to a significant degree upon protecting our intellectual property rights. We have three United States patents relating to our products and corresponding patents in certain foreign countries. Of the three patents, two expire in 2010 and one|

expires in 2012. The patents that we own now or in the future may not provide us with significant competitive advantages or may be impaired by challenges to the validity or enforceability of such patents. For example, in the past the validity of one of our patents has been repeatedly challenged. Others may independently develop similar or more advanced technologies or products or design around aspects of our technology that may be patented.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At Fortunet’s Annual Meeting of Stockholders, held on May 13, 2008, the following proposals were voted on by the Stockholders as noted below:

1.  Election of Directors.

Name of Nominee	Voted For	Withheld
Yuri Itkis	10,899,642	47,965
Boris Itkis	10,897,642	49,965
Merle Berman	10,897,742	49,865
Darrel Johnson	10,897,750	49,857
Harlan W. Goodson	10,899,750	47,857

2.  Ratification of the appointment of Schechter Dokken Kanter Andrews & Selcer Ltd.  as the independent registered public accounting firm for Fortunet for the fiscal year ending December 31, 2008.

Voted For	Voted Against	Abstain
10,687,487	50,300	8,800

ITEM 6. EXHIBITS

See Exhibit Index.

Exhibit Index

Number	Description

3.1	Amended and Restated Articles of Incorporation of FortuNet, Inc.(1)
3.2	Amended and Restated Bylaws of FortuNet, Inc.(2)
4.1	Form of Certificate Representing Common Stock, $.001 Par Value Per Share, of FortuNet, Inc.(1)
31.1
Certification of Yuri Itkis, Chairman of the Board of Directors and Chief Executive Officer of FortuNet, Inc. dated August 11, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Kevin A. Karo, Chief Financial Officer of FortuNet, Inc. dated August 11, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Yuri Itkis, Chairman of the Board of Directors and Chief Executive Officer of FortuNet, Inc. dated August 11, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin A. Karo, Chief Financial Officer of FortuNet, Inc. dated August 11, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to Amendment No.1 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on October 27, 2005.

(2)	Incorporated by reference to Amendment No.3 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on November 21, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FortuNet, Inc.

By	/s/ Yuri Itkis
Yuri Itkis, Chief Executive Officer and
Chairman of the Board

By	/s/ Kevin A. Karo
Kevin A. Karo, Chief Financial Officer
Date: August 11, 2008