Form 10-Q
period 2008-09-30
Fortunet, Inc.
filed 2008-11-13
CIK 1337899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-Q
_____________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
[   ] Yes [   ] No

 As of September 30, 2008, there were 11,363,279 shares of the Registrant’s common stock, $0.001 par value, issued and outstanding.

FORTUNET, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

PART I FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FORTUNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$18,655,982	$4,513,935
Marketable securities	1,475,000	25,125,000
Accounts receivable, net of
allowance for doubtful accounts	1,262,329	1,431,721
Income tax receivable	117,140	156,031
Inventories	1,851,132	1,200,512
Prepaid expenses	541,963	313,414
Deferred tax asset	254,709	135,858
Total current assets	24,158,255	32,876,471
Property and equipment, net of
accumulated depreciation	8,204,099	8,203,860
Marketable securities	11,425,000	--
Other assets, net of accumulated amortization	56,222	54,307
Deferred tax asset	572,862	780,454
Total assets	$44,416,438	$41,915,092

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$639,740	$499,201
Commissions payable	100,320	178,060
Accrued expenses	269,152	349,944
Income tax payable	27,400	102,400
Total current liabilities	1,036,612	1,129,605

Stockholders’ equity:
Common stock
.001 par value 150,000,000 shares authorized, 11,363,279
issued and outstanding at September 30, 2008 and 11,351,279
shares issued and outstanding at December 31, 2007	11,363	11,351
Additional paid in capital	30,028,538	29,855,678
Retained earnings	13,339,925	10,918,458
Total stockholders’ equity	43,379,826	40,785,487
Total liabilities and
stockholders’ equity	$44,416,438	$41,915,092

     See notes to condensed consolidated financial statements.

FORTUNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ending September 30,		Nine Months Ending September 30,
	2008	2007	2008	2007

Sales revenue	$3,922,447	$4,273,737	$12,019,079	$12,770,294
Cost of revenue	533,345	587,391	1,798,621	1,766,398
Gross profit	3,389,102	3,686,346	10,220,458	11,003,896
Operating costs and expenses
General and administrative	1,442,317	1,074,328	3,883,540	3,344,880
Sales and marketing	1,075,490	1,206,978	3,290,226	3,937,602
Research and development	209,247	117,522	675,722	402,342
Total operating expenses	2,727,054	2,398,828	7,849,488	7,684,824

Income from operations	662,048	1,287,518	2,370,970	3,319,072

Other income	1,914	8,105	12,223	477,741
Interest income, net	201,649	273,719	779,177	768,953
Income before taxes	865,611	1,569,342	3,162,370	4,565,766

Provision for income taxes	254,031	436,422	740,903	1,231,661
Net income	$611,580	$1,132,920	$2,421,467	$3,334,105

Weighted average shares - basic	11,351,323	11,344,691	11,351,323	11,344,691
Earnings per share - basic	$0.05	$0.10	$0.21	$0.29
Weighted average shares – diluted	11,360,213	11,348,363	11,360,213	11,348,363
Earnings per share earnings - diluted	$0.05	$0.10	$0.21	$0.29

     See notes to condensed consolidated financial statements.

FORTUNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,421,467	$3,334,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,448,341	1,384,735
Amortization	8,000	18,000
Stock issued for services	148,248	152,495
Deferred taxes	88,741	(8,893)
Change in operating assets and liabilities:
Accounts receivable	169,392	(245,276)
Income tax receivable	38,891	(118,941)
Inventories	(650,620)	(100,943)
Prepaid expenses	(228,549)	264,426
Other assets	(9,915)	(1,585)
Accounts payable	140,539	288,909
Commissions payable	(77,740)	53,793
Accrued expenses	(80,792)	86,707
Income tax payable	(75,000)	(232,808)
Net cash provided by operating activities	3,341,003	4,874,724

Cash flows from investing activities:
Purchase of equipment and property	(1,423,956)	(2,465,457)
Sale of marketable securities	15,525,000	6,900,000
Purchase of marketable securities	(3,300,000)	(7,075,000)
Net cash provided by (used in) investing activities	10,801,044	(2,640,457)

Net increase in cash and cash equivalents	14,142,047	2,234,267

Cash and cash equivalents, beginning	4,513,935	3,493,808
Cash and cash equivalents, ending	$18,655,982	$5,728,075

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$715,553	$1,611,197
Cash paid for interest	$--	$19,459
Non-cash investing and financing activities:
Stock options capitalized	$24,624	$65,674

See notes to condensed consolidated financial statements.

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Interim Basis of Presentation:

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

Interim Basis of Presentation:

The accounting policies followed in the preparation of the financial information herein are the same as those summarized in the Company’s 2007 Annual Report on Form 10-K. The condensed consolidated balance sheet at December 31, 2007, was derived from audited consolidated financial statements at that date. The interim condensed consolidated financial information is unaudited and should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal and recurring adjustments that are necessary to fairly present the financial condition of the Company as of September 30, 2008, and the results of its operations and its cash flows for the nine months ended September 30, 2008 and 2007, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year due to seasonality and other factors.

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

	2008	2007
Parts and assemblies	$1,365,252	$1,103,612
WIP	485,880	96,900
	$1,851,132	$1,200,512

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.	Fair Value of Certain Financial Assets and Liabilities:

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

Financial assets and liabilities included in our financial statements and measured at fair value as of September 30, 2008 are classified based on the valuation technique level in the table below:

		Fair Value Measurement at September 30, 2008
Description	Total	Level 1	Level 2	Level 3
Assets:
Auction rate securities	$12,900,000	$—	$12,900,000	$—

Total assets at fair value	$12,900,000	$—	$12,900,000	$—

Auction Rate Securities
The Company considers its marketable securities to be “available-for-sale,” as defined by Statement of Financial Accounting Standards No.115, “Accounting for Certain Investments in Debt and Equity Securities,” and, accordingly, unrealized holding gains and losses are excluded from operations and reported as a net amount in a separate component of stockholders’ equity. The following table summarizes the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses at September 30, 2008 and December 31, 2007, respectively.

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains	(Losses)	Net
2007:
Maturities greater than five years:
Municipal Bonds (ARS)	$25,125,000	$25,125,000	$—	$—	$—
2008:
Maturities greater than five years:
Municipal Bonds (ARS)	$12,900,000	$12,900,000	$—	$—	$—

The Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium
.
The Company continues to reduce the principal amount of Auction Rate Securities (“ARS”) in its portfolio. The ARS investment as of December 31, 2007 was $25.1 million and at September 30, 2008 was $12.9 million.  The Company was able to liquidate $15.5million in the nine months ended September 30, 2008 and additional $1.5 million was liquidated subsequent to September 30, 2008. The Company’s portfolio was not affected by auction process deterioration in 2007, although .some of the ARS the Company holds experienced auction failures during 2008. As a result, when the Company attempted to liquidate them through auction, it was

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

unable to do so. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. As of September 30, 2008, the Company has received all scheduled interest payments associated with these securities.

The funds associated with failed ARS auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges. The Company believes that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. The Company believes that any unrealized gain or loss associated with these securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in its financial statements.

The Company believes that based on its current cash and cash equivalents balance of $18.6 million, expected operating cash flows, and the liquidation of $15.5 million of ARS during the nine months ended September 30, 2008, that the lack of liquidity associated with our ARS will not adversely affect our ability to conduct business in the immediate future, and the Company believes it has the ability to hold the yet unliquidated ARS throughout the currently estimated recovery period. The remaining $12.9 million balance of ARS held by the Company will likely not have a material negative impact on the Company’s liquidity, earnings, cash flows, financial flexibility or ability to fund its obligations.

The Company continues to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of its investments. Susbquently to September 30, 2008, the Company had entered in redemption agreements with certain investment firms that originally sold the ARS’s to the Company, and a redemption is expected to occur in the near future for certain of the ARS. If the current market conditions continue, in which some auctions for ARS fail, or the anticipated recovery in market values does not occur, the Company may be required to record unrealized losses or impairment charges in 2008. As auctions have closed successfully, the Company has converted its investments in ARS to money market funds. The Company believes it will have the ability to hold any auction rate securities for which auctions fail until the market recovers. It does not anticipate having to sell these securities in order to operate its business.

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

The following tables sets forth the computations for basic and dilutive earnings per common share:

	Three months ended September 30,
	2008	2007
Net income	$611,580	$1,132,920
Weighted average shares outstanding	11,351,323	11,344,691
Dilutive non-vested shares	8,890	3672
Dilutive weighted average number of shares outstanding	11,360,213	11,348,363
Basic earnings per share	$0.05	$0.10
Dilutive earnings per share	$0.05	$0.10

 FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Nine months ended September 30,
	2008	2007
Net income	$2,421,467	$3,334,105
Weighted average shares outstanding	11,351,323	11,344,691
Dilutive non-vested shares	8,890	3672
Dilutive weighted average number of shares outstanding	11,360,213	11,348,363
Basic earnings per share	$0.21	$0.29
Dilutive earnings per share	$0.21	$0.29

6.	Stock Based Compensation:

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

Compensation costs related to vested restricted stock for the nine months ended September 30, 2008, was $55,800. These costs are included in general and administrative expenses. A total of $18,600 of unrecognized compensation costs related to nonvested restricted stock is expected to be recognized over future periods.

7.	Commitments and contingencies:

As of September 30, 2008, the Company has entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are valid for less than one year and, in the aggregate, amount to approximately $782,000.

8.	Research and development:

Research and development costs are primarily for costs of software and hardware development and continued enhancements for the electronic gaming systems that the Company leases to customers. Research and development costs relating principally to the design and development of products generating revenues are expensed as incurred. Hardware, tools and tooling that have an alternative future use, such as for manufacturing, are capitalized. Hand tools used in research and development, as well as special purpose fixtures, are expensed when incurred. The total amount of research and development was $983,933 and $1,026,709 during the nine months ended September 30, 2008 and 2007, respectively. A portion of overall research and development costs totaling $308,211 and $624,367 were capitalized during the nine months ended September 30, 2008 and 2007, respectively in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. A significant portion of the capitalized research and development costs is attributable to the development of our mobile gaming platform being reviewed by Nevada gaming authorities since 2006. If in the process of review we encounter an insurmountable obstacle or if the current economic uncertainty resolves into a certainty or even a high likelihood of the potential market for mobile gaming systems not being viable in the foreseeable future, we may have to expense certain costs of the capitalized research and development. .

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

9.	Income Taxes:

We recorded our income tax provision at an effective rate of 23.4% for the nine months ended September 30, 2008. This effective tax rate takes into account, among other items, the tax exempt interest received in the amount of $625,781 creating a reduction from the statutory tax rate of approximately 13.1%.

As a result of the adoption of FIN 48, as amended by FIN 48-1, at the beginning of fiscal 2007, we reclassified $102,000 to income tax payable (which would not significantly impact our effective tax rate if recognized). This potential liability for unrecognized tax benefits relates to state income taxes from prior years. At the end of 2007, $102,000 was our potential liability for unrecognized tax benefits, which included penalties and interest. During the nine months ended September 30, 2008, $75,000 of the liability was applied as a benefit to income tax expense as relating to the lapse of the potential tax liability to certain taxing jurisdictions. Our policy is to classify penalties and interest related to income tax uncertainties as income tax expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation, our statements that:

(1) our plan to continue to reduce the principal of ARS in our portfolio (2) our belief that the failed auctions that we experienced during the first nine months of 2008 are not a result of the deterioration of the underlying credit quality of the auction rate securities, although valuation of them is subject to uncertainties that are difficult to predict; (3) our belief that any unrealized gain or loss associated with the auction rate securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in our financial statements; (4) we will continue to monitor the market for our auction rate securities and consider its impact (if any) on the fair market value of our investments; (5) our belief that we will have the ability to hold any auction rate securities for which auctions fail until the market recovers; (6) our belief that based on our cash and cash equivalents balances in the first nine months of 2008, the current lack of liquidity in the credit market and capital markets will not have a material impact on our liquidity, cash flows, financial flexibility, or our ability to fund our operations; (7) we expect, as needed, to continue to make a significant investment in product development; (8) our plan to continue to reduce the principal amount of ARS in our portfolio; (9) our plan to continue to focus on research and development and pursue product development opportunities; (10) our intention to continue to introduce  new products for the gaming market; (11) our belief that our research and development efforts have made our mobile gaming platform compliant with the wireless gaming regulations promulgated by the Nevada Gaming Commission to date; (12) we expect to spend substantial amounts on research and development; (13) our anticipation to begin selling our gaming platforms for use in conducting traditional casino games, instead of entering into lease contracts, as we do now in the case of bingo games, or pursuant to purchase options contained in lease agreements; (14)  our expectation that current legal claims and proceedings pending against us, if any, will not have a significant effect on our financial position or results of operations; (15) our expectation to incur similar costs associated with the stock grants to our directors in the remaining quarter of 2008; (16) we anticipate that our leasing revenue will be sufficient to fund our current operating expenses in the short term; (17) our belief that the lack of liquidity associated with our ARS will not adversely affect our business in the immediate future; (18) our belief that our cash flow from operations combined with our available liquid resources will be adequate to meet our expenditures for the next 12 months and foreseeable future; (19) we expect to incur significant additional expenses in connection with the further development of our manufacturing infrastructure including our bingo paper printing presses and electronic assembly lines as well as the procurement of components for the manufacturing of additional stationary and wireless player terminals primarily to stabilize our revenues in the worsening economic market; (20) our anticipation that lease expenses will consume a substantial portion if not all of our recurring lease revenues as well as our accumulated investment funds; (21) our belief that the final resolution of any of pending litigation is not likely to have a material adverse effect on our business, cash flow, results of operations or financial position; (22) we expect competition to increase and intensify as the market for mobile gaming devices develops; (23) we expect fierce competition from multiple large competitors dominating their respective markets in our expansion efforts, such as Aristocrat Leisure, Ltd., International Game Technology, Inc., Alliance Gaming Corporation, WMS Gaming Inc. and Shuffle Master, Inc., that may enter the market for mobile gaming devices; (24) we anticipate that competition in the mobile gaming market will become even more fierce when and if, other licensed operators of mobile gaming systems including, International Game Technology, Inc., Sona Mobile, Inc. and GameTech International, Inc. enter the market; (25)  our belief that our revenues in 2008 will be reduced related to the loss of a significant number of locations in the charitable bingo gaming market;   (26) our expectation that long term cash will be generated from existing operations and potentially through selling or leasing our products in new markets; (27) we expect, based on 2007 revenues, that our revenues attributable to sales generated through a certain distributor for 2008 will be reduced by approximately $1,500,000; (28) our belief that the acceptance of our wireless gaming terminals by gaming establishments and their players will depend on our ability to demonstrate the economic and other benefits of our products; (29) our intention to offer our customers equipment lease agreements under which we will lease our wireless gaming terminals and the associated equipment; (30) we expect to enter into agreements with customers that operate casinos and bingo halls in more than one location; (31) we anticipate that our agreements with multi-location customers will provide that the customer will be responsible for providing, at its expense, a dedicated high-speed computer network connection between our server-based gaming systems in the various locations operated by the customer to a remote central gaming server supporting such systems; (32) we expect a substantial portion of our future growth to result from the general expansion of the gaming industry; (33) our belief that there will be an increase in demand for our consumable bingo products;  (34) our anticipation to temporarily postpone our growth plans in order to concentrate our efforts and resources on adapting to the recent economic downturn; (35) our belief that the Company has the ability to hold the yet unliquidated securities throughout the currently estimated recovery period; and (36) we expect the negative trend in our financial performance to continue at least in the near future.

Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to:  unexpected difficulties in penetrating new markets as a result of regulatory, competitive or other barriers; inability to devote additional resources to our marketing efforts; inability to devote additional resources to our research and development initiatives to enhance product development; unexpected changes to zoning laws that effect our ability to continue to manufacture products in our current facility; inability to cut our costs resulting in a loss of our existing customers to our competitors; legality of our electronic bingo players; our inability to create or introduce new products for the conventional bingo market; our failure to gain approval for our gaming platforms to play traditional casino games; unanticipated decreases in our manufacturing capabilities; unfavorable outcome of our ongoing litigation matters; increased costs related to defending our pending litigation matters; loss of existing distributors or our failure to further broaden our distribution channels; inability to accurately predict the impact of a loss of a major portion of revenue from a certain distributor on our revenues for 2008; unanticipated substantial decrease or increase in our research and development expenses; unexpected changes to credit ratings of the auction rate securities; difficulty in evaluating the value of the auction rate securities; unexpected need for additional cash and cash equivalents due to an increase in our capital expenditures; inability to accurately value the underlying assets supporting auction rate securities; changes in default rates applicable to the underlying assets, underlying collateral value, and the strength and quality of the market and liquidity; inability to accurately predict the impact of the recordation of any unrealized gain or loss associated with auction rate securities in our financial statements; unexpected changes in our liquidity, cash flows due to unexpected changes in the credit and capital markets; inability to predict the impact of market changes with respect to our auction rate securities; unanticipated need to liquidate our auction rate securities; an unanticipated need for additional funds for operating expenses, new business opportunities, recession, decrease in consumer spending, or other events;  inability to protect and defend our intellectual property rights; the failure of the overall gaming industry to expand at the rate we expect; unexpected need to expand our operations and inability to enter into a new manufacturing lease; unanticipated drop or increase in inventory levels; inability of our leasing revenue to meet our operating expenses in the short and long term; inability to finance additional expenses related to the procurement of equipment and the manufacturing of equipment and component parts in order to expand our production efforts; unanticipated increase in expenditures during the next 12 months; lack of growth in the gaming industry; inability to procure additional customers and enter into new lease agreements; rapid technological changes in the gaming industry that render our technology obsolete; difficulties demonstrating the economic benefits of our products;  inability to meet the evolving industry standards of casino and player demands; failure to achieve market acceptance of our products; lack of demand for our consumable bingo products; ; inability to predict the length of the economic decline; inability to predict the timing of expenses related to the development of our manufacturing infrastructure; inability to predict the amount of investment funds that will be consumed in order to develop our manufacturing infrastructure; inability to penetrate new jurisdictions and markets; and inability to improve our financial, accounting and operation systems and controls.

We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should also review the cautionary statements and discussion of the risks of our business set forth elsewhere herein under the heading “Risk Factors” under Part I, Item 1A and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, our Quarterly Reports on Form 10-Q for the quarters ending March 31, 2008 and June 30, 2008, respectively, and our Current Reports on Form 8-K.

Overview

We are an established and currently profitable manufacturer of multi-game and multi-player server-based gaming platforms. Our gaming platforms include networks of both wireless and stationary player terminals, cashier-based point-of-sale terminals, self-service point-of-sale kiosks and game file servers that conduct and control bingo games. Our gaming platforms have been adapted (although not yet approved for sales in Nevada) to conduct traditional casino games, such as keno, poker and slots, in addition to, and concurrently with, bingo. Our gaming platforms enable patrons to play bingo using either our wireless or our stationary player terminals. In addition, our gaming platforms have been adapted (although not yet approved for sales in Nevada) to enable patrons to play traditional casino games using our stationary player terminals.

Having believed that our research and development efforts have made our mobile gaming platform compliant with the wireless gaming regulations promulgated by the Nevada Gaming Commission on March 23, 2006 and Mobile Gaming System Policies published by Nevada Gaming Commission on July 21, 2006, we submitted our mobile gaming platform for review by the Nevada gaming authorities in 2006. Recently, we have received a communication from Nevada Gaming Control Board (“NGCB”) raising new additional questions regarding certain software and hardware aspects of our mobile gaming platform. Although we believe that we have expeditiously developed software and hardware modifications adequately responding to the raised questions, we can provide no assurances that the latest modifications may be acceptable to NGCB. Even assuming that the modifications are acceptable to NGCB, we are concerned that the NGCB analysis of the new modifications may delay significantly the overall process of reviewing of our mobile gaming platform. If our wireless gaming devices are eventually approved by the Nevada gaming authorities, Nevada casino patrons will be able to play traditional casino games using our wireless player terminals. However, there can be no assurance that we will obtain such approval in the foreseeable future or at all.

Since our inception, we have been a technology innovator in the gaming equipment industry. We helped to define the core concepts of modern gaming technologies including server-based networks, concurrent multi-gaming, cashless gaming, downloadable gaming and, notably, mobile gaming. We continue to focus on research and development and are continuously upgrading our wireless player terminal to serve as a multi-game platform that enables patrons to play traditional casino games in casino public areas in addition to playing bingo. We also recently introduced and started selling new advanced bingo flashboards that utilize long-life color light emitting diodes instead of conventional incandescent lamps. We also recently introduced advanced automatic ball blowers for bingo, keno and lottery applications working in conjunction with our flashboards and player terminals. In addition, we have recently started to manufacture and sell advanced barcoded bingo paper products to supplement our electronic bingo products. We print the barcoded bingo paper products on high-speed variable-data web presses in our recently expanded manufacturing facilities in Las Vegas, NV. Although our continuous development of new products and manufacturing infrastructure is capital extensive, we are committed to continue to introduce new products for the gaming market.

Almost all of our revenues are currently generated by placing electronic bingo systems in bingo halls under contracts based on (a) a fixed fee per use per session, (b) a fixed weekly fee per terminal, or (c) a percentage of the revenue generated by each terminal. Our revenue is affected by player acceptance of electronic and paper bingo products in our existing customer establishments, our ability to expand operations into new markets and most importantly, our ability to retain our market share in the existing markets. Our stationary bingo player terminals generate greater revenue per player terminal than our wireless bingo player terminals, but also require a greater initial capital investment. As our customer base changes from period to period through the addition of new customers or the loss of existing customers, we experience an increase in rental revenue due to the addition of customers and a decrease in rental revenue due to the loss of customers. Our rental revenue is also affected from period to period by changes in operations at our existing customer locations that result from numerous factors over which we have little or no control.

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

Our expenses primarily consist of:

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

(d) costs of research and development activities geared to the further development of our gaming platform, including labor costs and costs of hardware and software testing, prototyping and development tools; and

(e) cost of maintaining, upgrading and expanding our manufacturing infrastructure including electronic assembly lines and web printing presses

We envision that the development of our product revenue, especially in the bingo consumables market, will require us to record costs of products sold (rather than leased) that include materials, labor, and direct and indirect manufacturing costs and associated warranty costs, if any.

Millennium, our wholly owned subsidiary, distributes our bingo products in selected territories in the United States. All of our other operations, including the operation and maintenance of our bingo products in all territories and the exclusive distribution of our bingo products in Nevada, Texas and Washington, are conducted by FortuNet.

During the nine months ended September30, 2008, we incurred $493,940 in legal expenses incurred in a routine course of business and the Company’s civil lawsuit filed in the United States Federal Court, District of Nevada under the federal Racketeer Influenced Corrupt Organization, or RICO, law against GameTech International Incorporated and its wholly owned subsidiary, GameTech Arizona Corporation.
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

Results of Operations

Consolidated Income Statement
The following table sets forth our results of operations in dollars and as a percentage of revenue for each of the periods indicated:

	Three Months Ending September 30,				Nine Months Ending September 30,
	2008		2007		2008		2007
Revenues
Sales revenue	$3,922,447	100.0%	$4,273,737	100.0%	$12,019,079	100.0%	$12,770,294	100.0%
Cost of revenue	533,345	13.6%	587,391	13.7%	1,798,621	15.0%	1,766,398	13.8%
Gross profit	3,389,102	86.4%	3,686,346	86.3%	10,220,356	85.0%	11,003,896	86.2%
Operating costs and expenses
General and administrative	1,442,317	36.8%	1,074,328	25.1%	3,883,540	32.3%	3,344,880	26.2%
Sales and marketing	1,075,490	27.4%	1,206,978	28.2%	3,290,226	27.4%	3,937,602	30.8%
Research and development	209,247	5.3%	117,522	2.7%	675,722	5.6%	402,342	3.2%
Total operating expenses	2,727,054	69.5%	2,398,828	56.1%	7,849,488	65.3%	7,684,824	60.2%

Income from operations	662,048	16.9%	1,287,518	30.1%	2,370,970	19.7%	3,319,072	26.0%

Other income	1,914	0.1%	8,105	0.2%	12,223	0.1%	477,741	3.7%
Interest income, net	201,649	5.1%	273,719	6.4%	779,177	6.5%	768,953	6.0%
Income before taxes	865,611	22.1%	1,569,342	36.7%	3,162,370	26.3%	4,565,766	35.8%
Provision for income taxes	254,031	6.5%	436,422	10.2%	740,903	6.2%	1,231,661	9.6%
Net income	$611,580	15.6%	$1,132,920	26.5%	$2,421,467	20.1%	$3,334,105	26.1%

Three Months and Nine months ended September 30, 2008 and September 30, 2007
In the third quarter of the current year, our revenues and our profits significantly decreased, while our operating costs significantly increased as detailed below. In view of the quickly deteriorating economic environment and in combination with other negative factors and risks specific to the Company outlined elsewhere in this document, we expect the negative trend in our financial performance to continue at least in the near future.

Sales revenue.  Sales revenue was $3,922,447for the three months ended September 30, 2008, as compared to $4,273,737for the three months ended September 30, 2007, a decrease of  $351,290, or (8.2%).  Sales revenue was $12,019,079 for the nine months ended September 30, 2008, as compared to $12,770,294 for the nine months ended September 30, 2007, a decrease of $751,215, or (5.9%). This decrease was due primarily to the reduction of revenue from charitable bingo halls, partially offset by the deployment of new units in the field.

For the nine months ended September 30, 2008, the net change in our revenue as a result of changes in our customer base was a decrease in revenue of $1,254,268 over the same period in the prior year, and the net change in revenue as a result of changes in operations at our existing customer locations was an increase of revenue of $503,053 over the same period in the prior year.

   Cost of revenue.  Cost of revenue was $533,345 for the three months ended September 30, 2008, compared to $587,391 for the three months ended September 30, 2007, a decrease of $54,046, or (9.2%). Cost of revenue was $1,798,621 for the nine months ended September 30, 2008, compared to $1,766,398 for the nine months ended September 30, 2007, an increase of $32,223, or 1.8%. The latter increase in the cost of revenue is primarily the result of increased depreciation expense for the nine months ended September 30, 2008. Depreciation increased as the number of units deployed increased over the past 12 months. The increase in depreciation for the three months ended September 30, 2008 was offset by the decrease in repair and upgrade expenses in the three months ended September 30, 2008, because much of the repair and upgrades took place in the first half of 2008.

General and Administrative. General and administrative expenses were $1,442,317 or 36.8% of revenue, for the three months ended September 30, 2008 compared to $1,074,328, or 25.1% of revenue, for the three months ended September 30, 2007, an increase of $367,989 or 34.3%. General and administrative expenses were $3,883,540 or 32.3% of revenue for the nine months ended September 30, 2008 compared to $3,344,880, or 26.2% of revenue for the nine months ended September 30, 2007, an increase of  $538,660, or 16.1%. This increase in general and administrative expenses was attributable primarily to a substantial increase in labor costs during the respective periods, partially offset by the reduction in professional expenses.

In the three and nine months ended September 30, 2008, the cost associated with the stock grants to our directors was $18,600 and $55,800, respectively. We expect to have similar costs associated with the stock grants to our directors in  the remaining quarter of 2008.

Sales and marketing.  Sales and marketing expenses were $1,075,490, or 27.4% of revenue for the three months ended September 30, 2008 compared to $1,206,978, or 28.2% of revenue for the three months ended September 30, 2007, a decrease of $131,488, or (10.9%). Sales and marketing expenses were $3,290,226, or 27.4% of revenue for the nine months ended September 30, 2008, compared to $3,937,602, or 30.8% of revenue, for the nine months ended September 30, 2007, a decrease of $647,376, or (16.4%). This decrease was attributable primarily to the reduction of commissions paid to the distributors.

Research and development.  Research and development expenses were $209,247, or 5.3% of revenue, for the three months ended September 30, 2008, compared to $117,522, or 2.7% of revenue, for the three months ended September 30, 2007, an increase of $91,725, or 78.0%. Research and development expenses were $675,722, or 5.6% of revenue, for the nine months ended September 30, 2008, compared to $402,342, or 3.2% of revenue, for the nine months ended September 30, 2007, an increase of $273,380, or 67.9%.  The overall increase in research and development costs was the result of a reduction in capitalized labor costs related to the ongoing development of our Mobile Gaming Platform. Specifically, in the nine months ended September 30, 2008, $308,211 was capitalized as compared to $624,367 capitalized in the nine months ended September 30, 2007.

Other income and investment income. Interest income from investments for the nine months ended September 30, 2008 was $779,177 or 6.5% of revenue, compared to $768,953 or 6.0% of revenue, for the nine months ended September 30, 2007, an increase of $10,224, or 1.3%.  The increase in interest income is the result of higher principal balances of investments from interest earned in prior periods.  In the quarter ended September 30, 2008 investment income decreased by $72,070 or 26.3% compared to the quarter ended September 30, 2007, the decrease was the result of liquidation of $15,525,000 of auction rate securities during 2008, which funds were placed in money market accounts  yielding lower interest rates than we previously earned with the ARS.

Provision for income taxes.  An income tax provision of $254,031 with an effective tax rate of 29.3% was recorded for the three months ended September 30, 2008, compared to $436,422 with an effective tax rate of 27.8% for the three months ended September 30, 2007, a decrease of $182,391, or (41.8%). An income tax provision of $740,903 with an effective tax rate of 23.4% was recorded for the nine months ended September 30, 2008 compared to $1,231,661 income tax provision with an effective tax rate of 27.0% for the nine months ended September 30, 2007, a decrease of $490,758, or (39.8%). The decrease in the tax provision is the result of the decrease in the taxable income for the three and nine months ended September 30, 2008 respectively, as well the positive effect of the consideration of the bonus depreciation for equipment purchases made in 2008, in accordance with the Economic Stimulus Package enacted in February of 2008.

Liquidity and Capital Resources

As of  September 30, 2008, our principal sources of liquidity were cash and cash equivalents $18.6 million and accounts receivable (net of allowance for doubtful accounts) of $1.3 million. We anticipate that our leasing revenue, which is our principal source of revenue today, will be sufficient to fund our current operating expenses in the short term.

We expect to incur significant additional expenses in connection with the further development of our manufacturing infrastructure including our bingo paper printing presses and electronic assembly lines as well as the procurement of components for the manufacturing of additional stationary and wireless player terminals primarily to stabilize our revenues in the worsening economic environment. We anticipate that these expenses will consume a substantial portion, if not all, of our recurring lease revenues as well as our accumulated investment funds. Although the specific extent and the timing of such expenses is not yet determined, significant expenditures of our investment funds will negatively affect the interest we earn on the these funds.

Except to the extent we become obligated under supply contracts that we enter into to procure equipment and components, our fixed payment commitments are limited to our facilities leases.

We believe that our cash flow from operations combined with our available investment funds will be adequate to meet our anticipated future requirements for working capital and capital expenditures for the next 12 months and for the foreseeable future. Currently, there is no plan to raise additional capital, however, if necessary we may seek other advisable additional financing through bank borrowings or public or private debt or equity financings. Additional financing, if needed, may not be available to us, or, if available, the financing may not be on terms favorable to us. The terms of any financing that we may obtain in the future could impose additional limitations on our operations and management structure. Our estimates of our anticipated liquidity needs may not be accurate in the new economic environment if unforeseen events occur, resulting in the need to raise additional funds.

Summary of Consolidated Statements of Cash Flow

	Nine Months Ended September 30
	2008	2007

Net cash provided by operating activities	$3,341,003	$4,874,724
Net cash provided by (used in) investing activities	10,801,044	(2,640,457)
Net increase in cash and cash equivalents	14,142,047	2,234,267
Cash and cash equivalents, beginning	4,513,935	3,493,808
Cash and cash equivalents, ending	$18,655,982	$5,728,075

Operating Activities

For the nine months ended September 30, 2008, net cash of $3,341,003 provided by operating activities was primarily due to net income of $2,421,467 depreciation and amortization of $1,453,728, stock issued for services of $148,248 and change in operating assets and liabilities of ($773,794). For the nine months ended September 30, 2007, net cash of $4,874,724 provided by operating activities was primarily due to net income of $3,334,105, depreciation and amortization of $1,402,735, stock issued for services of $152,495 and change in operating assets and liabilities of $(5,718).  The decrease in net cash provided by operating activities during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was primarily due to the decrease in operating income for the nine months ending September 30, 2008, compared to the nine months ended September 30, 2007.

Investing Activities

For the nine months ended September 30, 2008, $10,801,044 of net cash was used for investing activities, with $1,423,956 spent on other capital expenditures and $15,525,000 of marketable securities sold and $3,300,000 of marketable securities purchased during the period.

For the nine months ended September 30, 2007, $2,640,457 of net cash was used for investing activities, with $1,240,804 being used to fund the manufacturing of additional equipment for lease to our customers and $1,224,653 used on other capital expenditures and $175,000 used for additional investment in marketable securities.

Financing Activities

For the nine months ended September 30, 2008 and 2007, no net cash was provided by financing activities.

Off-Balance Sheet Arrangements

As of September 30, 2008, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of September 30, 2008 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2008, at the reasonable assurance level to enable the Company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion.

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

During the nine months ended September 30, 2008 and subsequent thereto, we have undertaken efforts to remediate the significant deficiencies described above. Our remediation measures include the following:

•	We have added an additional person to our accounting staff carrying functions of a Controller.
•	We have implemented alternatives for the accounting of cash receipts, access to cash receipts and custodian duties.
•	We have modified aspects of our cash disbursement authorization.

While management believes that progress has been made on the implementation of these initiatives, additional work may need to be done to further remediate the above significant deficiencies during the remainder of 2008.

Except for the remediation initiatives with respect to the significant deficiencies described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially effect our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1A.  RISK FACTORS
Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. The risk factors set forth below entitled “Our bingo revenues and potential mobile gaming revenues may be negatively affected or not realized at all due to the general decline in the economic environment,” “If we are unable to comply fully with the mobile gaming regulations, we may incur substantial additional development costs and delays or may be completely precluded from entering into mobile gaming market” , “Our past trend of accumulating investment funds may reverse and may result in a depletion of the funds due to the impending needs to upgrade both our manufacturing infrastructure, and our fleet of rental equipment in the field””  and “We may have to refocus our business strategy from that of growth to a strategy of stability and maintenance of our business in the near term” have been added to this Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 30, 2008.  Additionally, the risk factors set forth below entitled “We operate in a highly competitive industry and expect the market for mobile gaming devices to become increasingly competitive, which may negatively affect our operations and our ability to maintain relationships with gaming establishments,” and “Changes in technology may make our inventory obsolete and cause significant losses” and  “Losing any of our small number of independent distributors (such as K&B Sales Incorporated)  upon whom we depend for a significant portion of our revenue, or losing the business of a significant number of customers of those distributors, would negatively impact our operations” have been materially changed from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Risks Relating to Our Business

Our bingo revenues and potential mobile gaming revenues may be negatively affected or not realized at all due to the general decline in the economic environment.

The recent deterioration in the general economic environment has materially negatively impacted the gaming market, including the bingo segment and the potential mobile gaming market. Over the course of the last quarter, attendance at gaming establishments and the per player revenues reported at gaming establishments have significantly decreased. The abrupt and sudden worsening of the economic environment has already negatively impacted and is likely to continue to negatively impact our bingo revenues. The economic decline has also diminished our prospects for generating revenues in the potential mobile gaming market because casinos currently have a substantial underutilized gaming floor space for slot machines and gaming tables.  The underutilized gaming floor space of casinos may deter casinos from utilizing mobile gaming devices in the auxiliary gaming areas, such as bingo halls, keno parlors, sports and race books and bars. Moreover, additional capital expenditures and/or lease payments required for mobile gaming devices in auxiliary gaming areas may deter casinos from operating such mobile gaming devices because of the lower costs associated with operating already existing games on the main gaming floors of casinos.

If we are unable to comply fully with the mobile gaming regulations, we may incur substantial additional development costs and delays or completely  preclude us from entering into mobile gaming market.

Nevada gaming regulations require that our mobile gaming systems be approved by the Nevada Gaming Commission before we may distribute these systems to Nevada casinos. The Nevada Gaming Control Board (“NGCB”) of the Nevada Gaming Commission continues to apply stringent requirements regarding the overall security and integrity of mobile gaming systems. To the extent that our mobile gaming platform currently being reviewed by NGCB may not comply with the latest such requirements, we would need to undertake additional research and development activities that may be costly, time consuming or require the procurement of components that are costly and scarce in supply. Despite undertaking additional research and development activities, we may not be able to design or develop a mobile gaming platform that fully complies with NGCB’s evolving requirements, in which case we would be unable to manufacture, distribute or operate wireless player terminals that enable casino players to play traditional casino games in the public areas of gaming establishments, and therefore be unable to fully execute the growth strategy we pursued so far, and instead, we may have to change our focus in favor of stabilization of our core bingo business.

Losing any of our small number of independent distributors (such as K&B Sales Incorporated)  upon whom we depend for a significant portion of our revenue, or losing the business of a significant number of customers of those distributors, would negatively impact our operations.

We are dependent upon a small number of independent distributors to market and sell our products to casinos and bingo halls. For the quarter ended September 30, 2008 approximately 56% of our revenues were derived through seven distributors. During the same period, we derived approximately 38% of our revenue from our single largest distributor, K&B Bingo Sales Incorporated, doing business as Good Time Bingo (“K&B Bingo”). Due to our payment of commissions to distributors, our customer contracts derived from distributors generate lower profit margins than our contracts derived from direct sales, or house accounts. Because we do not directly control our distributors or their customer intake practices, contracts with customers derived from distributors may be susceptible to higher default rates and lower profit margins than our house accounts.

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

K&B Bingo of Dallas, Texas is one of the Company’s largest distributors and generates approximately 38% of our revenue. K&B Bingo is a wholly owned subsidiary of Aces Wired of Dallas, Texas. Aces Wired is currently being investigated by the Texas gaming authorities for alleged violations of Texas Penal Code provisions relating to gambling promotion; keeping a gambling place; possession of a gambling device, equipment or paraphernalia; and engaging in organized criminal activity relating to same.  As reported on the Form 8-K filed by Aces Wired with the SEC on October 15, 2008, no criminal charges had been filed as of that date, by authorities against Aces Wired or any of its officers, directors or other employees.  However, Aces Wired has been advised that local authorities are seeking to develop charges against Aces Wired and certain of its officers, directors and other employees consistent with the allegations in the search and arrest warrants executed on May 21, 2008. In that regard, on October 9, 2008, the Criminal District Attorney of Bexar County, Texas sent formal notification advising Aces Wired that it was conducting an investigation into violations of state criminal laws by certain of Aces Wire’s officers, directors and other employees (including former directors and employees) involving gambling, fiduciary misapplication of funds, securities fraud, organized crime and money laundering.

The ongoing investigation of Aces Wired by the Texas Attorney General and local authorities may potentially impact the operations of K&B Bingo throughout the state of Texas. While the investigation of Aces Wired has not impacted our ability to generate revenues in Texas through K&B Bingo to date, in the event that K&B Bingo’s activities are suspended in Texas, the loss of revenues generated by K&B Bingo could have a material impact upon our results of operations. Currently the Company does not hold a bingo distributor license in the state of Texas.  If our relationship with K&B Bingo terminates or is terminated and we cannot obtain a bingo distributor license in Texas in order to maintain our relationship with existing end users , the loss of end users in Texas would have a material adverse affect upon our business and operations.

Our past  trend of accumulating investment funds may reverse and may result in a depletion of the funds due to the impending needs to upgrade both our manufacturing infrastructure and our fleet of rental equipment in the field.

Due to the increasing competitive pressures in our core bingo market, we may no longer be able to postpone a costly upgrade of our existing fleet of rental equipment with the new models that we have developed in the process of pursuing mobile gaming opportunities. For the same reasons, we may no longer be able to postpone a costly upgrade of our manufacturing infrastructure, including very expensive web printing presses. The combined cost of such upgrades may not only prevent us from continuing our trend of accumulating cash resources but may result in a substantial, or even complete, depletion of our investment funds and we redeploy such funds into these upgrades. In such a case, the interest we earn on available investment funds that currently constitutes a substantial portion of our net income may drastically decrease, since such interest is generally proportional to the amount of funds invested.

We may have to refocus our business strategy from that of growth into the mobile gaming market  to a strategy of stability and maintenance of our core bingo business in the near term.

We may not be able to implement our growth strategy primarily due to the recent drastic decline in the economic environment and its resultant impact on the gaming market. Our ability to implement our growth strategy is dependent on a number of factors which are outside of our control, including market demand for our gaming products, our ability to obtain licenses, permits and other forms of approval from gaming regulators, participation levels in discretionary leisure activities of consumers, higher fuel and transportation costs and an economic slowdown. Among other things, implementation of our growth strategy may be adversely affected if: we are not able to maintain and attract a sufficient number of customers to meet required levels of profitability that will enable us to continue to pursue our growth strategy, we are unable to adequately penetrate new jurisdictions and markets at reasonable cost thereby limiting the future demand for our products below the level assumed by our growth strategy, or we are forced to significantly alter our business strategy to meet changes in our consumer markets. Therefore in the near term, we anticipate that we will delay our mobile gaming growth plans in order to concentrate our efforts and resources on adapting our core bingo business to the recent economic decline that we expect to continue at least in the near future.  Consumable bingo products, such as paper bingo products, may carry a different gross profit margin than electronic bingo products. In order to remain competitive in the bingo market, we believe that we may find it necessary to increase the volume of consumable bingo products that we provide to our customers, which may affect our overall profitability.

We operate in a highly competitive industry and expect the market for mobile gaming devices to become increasingly competitive, which may negatively affect our operations and our ability to maintain relationships with gaming establishments.

The market for gaming devices generally is intensely competitive, and we expect competition to increase and intensify as the market for mobile gaming devices develops. We currently compete with other providers of electronic bingo products, such as VKGS, LLC, or Video King, formerly a division of BK Entertainment Corp., GameTech International, Inc., the merged Planet Bingo, LLC and Melange Computer Services, Inc., Blue Dog, Inc., Electronic Game Solutions, Inc. and California Concepts, Inc. in the marketing of our BingoStar wireless bingo systems.  We expect to face competition with several new entrants in the market, including I-bingo, Inc. and eQube, Inc . Although none of our competitors that manufacture mobile bingo devices is currently licensed in Nevada other than GameTech International, Inc., we may face competition from these providers in the market for mobile gaming devices in the future. Given the market penetration, name recognition, marketing resources and familiarity with the gaming device industry generally, traditional casino game device manufacturers could be a significant competitive threat to us. We expect fierce competition from multiple large competitors dominating their respective markets in our expansion efforts, such as Aristocrat Leisure, Ltd., International Game Technology, Inc., Alliance Gaming Corporation, WMS Gaming Inc. and Shuffle Master, Inc., that may enter the market for mobile gaming devices. In addition, we may face a strong competition from Cantor Gaming Ltd. that already offers wireless sports betting in the United Kingdom, holds an Operator of Mobile Gaming Systems license in Nevada and in April of 2008 started field testing of mobile gaming system in Las Vegas, NV  The competition in the potentially lucrative Nevada market for mobile gaming systems is anticipated to become even more fierce when other of Nevada’s currently licensed Operators of Mobile Gaming Systems including International Game Technology, Inc., Sona Mobile, Inc. and GameTech International, Inc. enter the market.

Additionally, traditional casino operators, most of whom are much larger than us, may attempt to enter the emerging mobile gaming market. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, proprietary technology, significantly greater financial, marketing and other resources and more readily available access to capital that could allow them to respond more quickly to new or changing opportunities.

Finally, other providers of electronic bingo products have in the past reduced, and may in the future continue to reduce, the prices of their products to gaming establishments in order to win those gaming establishments as customers and to gain market share.  Electronic and paper bingo competitors may have greater financial, marketing, technical or other resources, and greater ability to respond to pricing pressures than we do. They may also have broader product lines, ability to reduce price through product bundling, greater experience with high-volume manufacturing, greater customer service capabilities, or larger and more established sales organizations and customer bases. To maintain or capture a position in the market, we must develop new and enhanced electronic and paper bingo products and introduce them at competitive prices on a timely basis, while managing our research and development costs. Competition in the bingo market tends to increase when there is an overall decline in the economy.  In particular, pricing pressure increases the number of new entrants into the bingo market and could adversely affect our revenues. To the extent that competitive pressures force us to reduce our prices or provide other incentives to establish or maintain relationships with gaming establishments, our business and operating results could be adversely affected.

Our failure to obtain approvals under the regulations promulgated under the Nevada Mobile Gaming Law will negatively impact our strategy.

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

All of our lease contracts relate to our electronic bingo products. In the three months ended September 30, 2008 we derived 99% of our revenues and cash flow from our portfolio of contracts to lease electronic bingo products to gaming establishments, such as casinos, and bingo halls. Our contracts are typically for a term ranging from one to three years in duration and several are on a month-to-month basis. Not all of our contracts preclude our customers from using bingo devices of our competitors. Upon the expiration of one of our contracts, a gaming establishment may award a contract through a competitive procurement process, in which we may be unsuccessful in winning the new contract or forced to reduce the price that we charge the gaming establishment in order to renew our contract. In addition, some of our contracts permit gaming establishments to terminate the contract at any time for our failure to perform and for other specified reasons. The termination of or failure to renew or extend one or more of our contracts, or the renewal or extension of one or more of our contracts on materially altered terms could, depending upon the circumstances, have a material adverse effect on our business, financial condition, results and prospects.

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

Because we have not yet begun full-scale production of mobile gaming devices under the Nevada Mobile Gaming Law, we have invested the bulk of the proceeds of our initial public offering and retained earnings. Our net income and earnings per share for the quarter ended September 30, 2008 depended substantially on the yield that we achieved on these investments. Approximately 25% of our income before tax during the nine months ended September 30, 2008 resulted from these investments.

Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of non taxable auction rate securities, or ARS. Our investments totaled $12,900,000 at September 30, 2008.

The ARS that we purchase consist of municipal bonds with maturities greater than five years and have credit ratings of at least AAA, and do not include mortgage-backed instruments. The auction process for ARS is intended, in part, to provide a liquid market for these securities.  In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture.  The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges. The auction process for some of our ARS began to deteriorate during 2007, and during the first quarter of 2008, we began to reduce the principal amount of ARS in our portfolio, which we have continued to do through the third quarter of 2008. Although we did not suffer any auction failures of our ARS during 2007, a few of the ARS we hold experienced auction failures during the first quarter of 2008. As a result, when we attempted to liquidate some of our ARS through auction, we were unable to do so.   We believe that the failed auctions that we have experienced during the first quarter of 2008 are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. We believe that any unrealized gain or loss associated with these securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in our financial statements.

The credit and capital markets have continued to deteriorate in 2008. Continuation or acceleration of instability in these markets and/or deterioration in the ratings of our investments may affect our ability to liquidate these securities, and therefore may affect our financial condition, and cash flows. We believe that, based on our cash and cash equivalents balances during the nine months of 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flows, financial flexibility or ability to fund our obligations.

We continue to monitor the market for our ARS and consider its impact (if any) on the fair market value of our investments. If the market conditions of the nine months of 2008 continue through 2008, in which some auctions for ARS fail, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses or impairment charges in 2008. As auctions have closed successfully in 2008, we have converted our investments in ARS to money market funds. We believe we will have the ability to hold any ARS for which auctions fail until the market recovers. We do not anticipate having to sell these securities in order to operate our business.

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

We operate our business in regions subject to natural disasters and other severe catastrophic events, including hurricanes. We have suffered casualty losses as a result of natural disasters (e.g. Hurricanes Katrina and Ike), and any disruption to our business resulting from natural disasters will adversely affect our revenue and results of operations.

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

We operate our business primarily through gaming platforms, including wireless and stationary player terminals, cashier-based POS terminals and self-service POS kiosks, used by players at gaming establishments and bingo halls. Accordingly, a substantial portion of our physical assets are in locations beyond our direct control, including areas of Louisiana and Texas that sustained major damage as a result of Hurricane Katrina and Hurricane Ike. Generally, our business may also be adversely affected by any damage to or loss of equipment that we install at gaming establishments resulting from theft, vandalism, terrorism, flood, fire or any other natural disaster. Our insurance may not be adequate to recover our losses from these events. The amounts that our customers pay to us are based on usage of our devices. Accordingly, reduced usage results in reduced payments to us. Although the revenue we generate from our gaming devices may decline as a result of a natural disaster, our contracts do not generally provide our customers with the right to terminate their contracts with us as a result of a natural disaster.

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

None

ITEM 6. EXHIBITS

See Exhibit Index.

Exhibit Index

Number	Description

3.1	Amended and Restated Articles of Incorporation of FortuNet, Inc.(1)
3.2	Amended and Restated Bylaws of FortuNet, Inc.(2)
4.1	Form of Certificate Representing Common Stock, $.001 Par Value Per Share, of FortuNet, Inc.(1)
31.1
Certification of Yuri Itkis, Chairman of the Board of Directors and Chief Executive Officer of FortuNet, Inc. dated November 12, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Kevin A. Karo, Chief Financial Officer of FortuNet, Inc. dated November 12, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Yuri Itkis, Chairman of the Board of Directors and Chief Executive Officer of FortuNet, Inc. dated November 12, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Kevin A. Karo, Chief Financial Officer of FortuNet, Inc. dated November 12, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: November 13, 2008