Form 10-K
period 2008-12-31
Fortunet, Inc.
filed 2009-03-12
CIK 1337899

UNITED STATESSECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
 Yes  ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes  ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes   No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” ” large accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
 Yes  ☒ No

As of December 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2,620,000 (based on a closing sale price of $1.71 per share as reported by the Nasdaq Global Market). Shares of common stock beneficially held by executive officers and directors and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 11,042,011 shares of the registrant’s common stock issued and outstanding as of February 27, 2009.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2009 are incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Form 10-K.

FORTUNET, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Annual Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Annual Report include, without limitation, the following:

(1) Our belief that we should adapt a conservative view on the near-term economic viability of traditional casino games, such as poker, slots and keno, to be played on our mobile gaming platform, even if it is approved, for use in Nevada casinos, because the economic reality in Nevada gaming industry drastically worsened in 2008 and in our opinion, it is not likely to quickly improve, at least in 2009 and possibly well beyond 2009,(2) our belief that in the new economic environment, casinos have excessive capacity of slot machines and gaming tables on their main casino floors and are therefore not motivated to promote playing of traditional casino games in the auxiliary gaming areas, such as bingo halls, sports books and bars, since such gaming would involve additional costs to casinos, (3) our belief that during the hard times, casinos are unlikely to cannibalize the main casino floors for the sake of generating some additional revenues in the auxiliary areas; whereas at the times of economic prosperity, the extra revenues generated in the auxiliary gaming areas would be welcome; (4) our belief that the adoption of our plan to continue to reduce the principal of ARS in our portfolio is financially prudent and advisable; (5) our belief that the failed auctions that we experienced during 2008 are not a result of the deterioration of the underlying credit quality of the auction rate securities, although valuation of them is subject to uncertainties that are difficult to predict; (6) our belief that any unrealized gain or loss associated with the auction rate securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in our financial statements; (7) our belief that it is prudent and advisable to continue to monitor the market for our auction rate securities and consider its impact if any) on the fair market value of our investments; (8) our belief that we will have the ability to hold any auction rate securities for which auctions fail until the market recovers; (9) our belief that based on our cash and cash equivalents balances at December 31, 2008, the current lack of liquidity in the credit market and capital markets will not have a material impact on our liquidity, cash flows, financial flexibility, or our ability to fund our operations; (10) our belief that it is prudent and advisable and in the Company’s best interest to continue to make a significant investment in product development, as needed; and to continue to focus on research and development and pursue product development opportunities; (11) our belief that it is prudent and advisable and in the best interest of the Company to continue to introduce  new products for the gaming market; (12) our belief that our research and development efforts have made our mobile gaming platform compliant with the wireless gaming regulations promulgated by the Nevada Gaming Commission to date; (14) our belief that it is prudent, advisable and in the best interest of the Company to offer to current and potential customers an option of purchasing our gaming platforms for use in conducting traditional casino games, in addition to an option of entering into lease contracts, as we do now in the case of bingo games, or pursuant to purchase options contained in lease agreements; (15) our belief and expectation that current legal claims and proceedings pending against us, if any, will not have a significant effect on our financial position or results of operations; (16) our expectation that we will continue to incur similar costs associated with the stock grants to our directors; (17) our belief  and anticipation that  our leasing revenue will be sufficient to fund our current operating expenses in the short term; (18) our belief that the lack of liquidity associated with our Auction Rate Securities (“ARS”) will not adversely affect our business in the immediate future; (19) our belief that our cash flow from operations combined with our available liquid resources will be adequate to meet our expenditures for the next 12 months and foreseeable future; (20) our expectation that we will incur significant additional expenses in connection with the further development of our manufacturing infrastructure including our bingo paper printing presses and electronic assembly lines as well as the procurement of components for the manufacturing of additional stationary and wireless player terminals primarily to stabilize our revenues in the worsening economic market; (21) our anticipation that lease expenses will consume a substantial portion if not all of our recurring lease revenues as well as our accumulated investment funds; (22) our belief that the final resolution of any of pending litigation is not likely to have a material adverse effect on our business, cash flow, results of operations or financial position; (23) our expectation that competition will increase and intensify as the market for mobile gaming devices develops; (24) our expectation of fierce competition from multiple large competitors dominating their respective markets in our expansion efforts, such as Aristocrat Leisure, Ltd., International Game Technology, Inc., Alliance Gaming Corporation, WMS Gaming Inc. and Shuffle Master, Inc., that may enter the market for mobile gaming devices; (25) our anticipation that competition in the mobile gaming market will become even more fierce when and if, other licensed operators of mobile gaming systems including, International Game Technology, Inc., Sona Mobile, Inc. and GameTech International, Inc. enter the market; (26) our expectation that sufficient long term cash will be generated from existing operations and potentially through selling or leasing our products in new markets; (27) our belief that the acceptance of our wireless gaming terminals by gaming establishments and their players will depend on our ability to demonstrate the economic and other benefits of our products; (28) our belief that our intention to offer our customers equipment lease agreements under which we will lease our wireless gaming terminals and the associated equipment is prudent, advisable, and in the best interest of the Company; (29) our expectation that the Company will enter into agreements with customers that operate casinos and bingo halls in more than one location; (30) our belief and expectation that our agreements with multi-location customers will provide that the customer will be responsible for providing, at its expense, a dedicated high-speed computer network connection between our server-based gaming systems in the various locations operated by the customer to a remote central gaming server supporting such systems; (31) our belief and expectation that a substantial portion of our future growth will be dependant upon and result from the potential general expansion of the gaming industry; (32) our belief that there will be an increase in demand for our consumable bingo products; (33) our belief that our plan to temporarily postpone our growth plans in order to concentrate our efforts and resources on adapting to the recent economic downturn is prudent, advisable and in the best interest of the Company; (34) our belief that the Company has the ability to hold the remaining unliquidated ARS securities throughout the currently estimated recovery period; and (35) our belief and expectation that the recent negative trend in our financial performance may continue at least in the near future.

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

ITEM 1.                      BUSINESS

General

We are an established manufacturer of multi-game and multi-player server-based gaming platforms. We have historically been profitable, however, because of the recent and continuing severe downturn in the local, state, national and worldwide economy, and the resulting material adverse impact on gaming, we can give no assurances of profitability in the future.  Our gaming platforms include networks of both wireless and stationary player terminals, cashier-based point-of-sale terminals, self-service point-of-sale kiosks and game file servers that conduct and control bingo games. Our gaming platforms have been adapted (although not yet approved for sales in Nevada) to conduct traditional casino games, such as keno, poker and slots, in addition to, and concurrently with, bingo. Our gaming platforms enable patrons to play bingo using either our wireless or our stationary player terminals. In addition, our gaming platforms have been adapted (although not yet approved for sales in Nevada) to enable patrons to play traditional casino games using our stationary player terminals.

Based on our belief that our research and development efforts have made our mobile gaming platform compliant with the wireless gaming regulations promulgated by the Nevada Gaming Commission on March 23, 2006 and Mobile Gaming System Policies published by Nevada Gaming Commission on July 21, 2006, we submitted our mobile gaming platform for review by the Nevada gaming authorities in 2006. At the very end of the third quarter of 2008, we have received a communication from the Nevada Gaming Control Board (the “NGCB”) raising new additional questions regarding certain software and hardware aspects of our mobile gaming platform. Although we believe that we have expeditiously developed software and hardware modifications adequately responding to the raised questions, we can provide no assurances that the latest modifications may be acceptable to the NGCB. Even assuming that the modifications are acceptable to the NGCB, we are concerned that the NGCB analysis of the new modifications may delay significantly the overall process of reviewing of our mobile gaming platform. If our wireless gaming devices are eventually approved by the Nevada gaming authorities and the economy revives, Nevada casino patrons will be able to play traditional casino games using our wireless player terminals. However, there can be no assurance that we will obtain such approval in the foreseeable future or at all.  See also,  “Risk Factors” under Part I, Item 1A.

If we obtain the necessary approvals, we will continue to market our wireless gaming platform to Nevada casinos, most likely commencing with casinos with bingo halls where our mobile gaming platforms are already in use for playing bingo games.  We believe the addition of traditional casino games to our mobile platform will potentially increase these casino operators’ revenues.  However, we do not believe the market will be ready to adapt mobile gaming of traditional casino games in the near future due to the worsening economic environment. When and if the Nevada market does accept mobile gaming of traditional casino games, we expect to subsequently expand our marketing to additional Nevada casinos that may be attracted to our mobile gaming platform by the potential of new gaming revenues generated in the auxiliary gaming and peripheral public areas of casinos where playing of traditional casino games, such as poker, keno and slots, was previously not available. In such a case, we expect to subsequently expand marketing efforts for our wireless gaming platform beyond Nevada.

Meanwhile, we believe that we should adapt a conservative view on the near-term economic viability of traditional casino games, such as poker, slots and keno, to be played on our mobile gaming platform, even if it is approved for use in Nevada casinos.  As evidenced and widely publicized in numerous city, state and national publications, including the Las Vegas Review Journal, the New York Times, and the Wall Street Journal, the Center for Business and Economic Research at the University of Nevada, Las Vegas, as well as investment banking gaming industry analysts, including Deutsche Bank, the economic health of the Nevada gaming industry drastically worsened in 2008, and in our opinion, it is not likely to quickly improve, at least in 2009 and possibly well beyond 2009.   In this recessionary economic environment, we believe that casinos have excessive capacity of slot machines and gaming tables on their main casino floors and are therefore not motivated to promote playing of traditional casino games in the auxiliary gaming areas, such as bingo halls, sports books and bars, since such gaming would involve additional costs to casinos. During the hard times of economic contraction, we believe that casinos are unlikely to cannibalize the main casino floors for the sake of generating some additional revenues in the auxiliary areas; whereas in times of economic prosperity and expansion, when the main casino floors are more fully utilized, we believe that the extra revenues generated in the auxiliary gaming areas would be welcome.  See also,  “Risk Factors” under Part I, Item 1A.

Yet, having essentially finished the necessary preparations for field deployment of our casino mobile gaming platform and having started volume manufacturing of the platform in the anticipation of such a deployment, we believe that we now have to start the field deployment of our newest mobile gaming models from the bingo applications only. Moreover, we believe that at least in the immediate future, we have to reconsider our overall strategy in favor of concentrating our energies and resources in the field of bingo gaming rather than in the field of traditional casino gaming.  See also, “Risk Factors” under Part I, Item 1A.

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

We were incorporated in Nevada in 1989.  In 1993, the Nevada Gaming Commission licensed us as a gaming equipment manufacturer and distributor.  In 1994, we received Nevada regulatory approval for our server-based, concurrent multi-gaming, video gaming network, Mega Fortune®. In 2003, the Nevada Gaming Commission granted us an Operator of Inter-Casino Linked Systems, or OILS, license. The OILS license permits us to operate progressive jackpot linked casino games offered simultaneously at a number of participating casinos. In September of 2006, the Nevada Gaming Commission granted us an Operator of Mobile Gaming Systems license.

In January 2004, we became the 100% owner of Millennium Games, Inc., or Millennium, which enabled us to consolidate our worldwide distribution rights and to significantly reduce our overall distribution and operational costs. Millennium serves as a distribution channel for our bingo products in Native American or tribal jurisdictions as well as other jurisdictions outside of Nevada. In 2008, we have established two additional wholly owned subsidiaries, Star Bingo Holdings, LLC, and Star Bingo Supplies, LLC, in order to further facilitate our business.

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

BingoStar Gaming Platform and Products

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

In 2007, we have supplemented our BingoStar platform with a broad new line of bingo products, dubbed Smart (patents pending). The Smart product line includes progressive signs, solid state bingo flashboards, bar coded bingo balls and automatic bingo ball blowers. We have started field deployment of the Smart progressive signs and flashboards in 2007, and in 2008, we started field deployment of Smart bingo ball blowers. Also in 2008, we have started commercial deliveries of our innovative bar coded Smart paper bingo cards printed on our advanced printing presses that allow us to supply bingo halls with secure paper bingo cards in high volumes.

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

WIN-WIN Mobile Gaming Platform

We intend to market our mobile casino gaming platforms under the WIN-WIN brand name. These platforms are comprised of our central game file servers, gaming software, wireless player terminals and POS terminals and POS kiosks operated through our wireless communication technology, as described below. Once the gaming market turns around, we anticipate deploying our WIN-WIN platforms in Nevada casinos upon obtaining the required product approvals from the Nevada gaming authorities.

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

Flexible Gaming Software Package with Download Capabilities

Our internally developed modular gaming software allows us to customize our gaming packages to meet the regulatory requirements of specific jurisdictions. The architecture of our software is designed to provide multi-game, multi-player functionality and facilitates modifications of existing games as well as the ability to download a variety of traditional casino games to the wireless player terminals. The package is written in the efficient C programming language and is executed in the reliable Linux environment.

Wireless Player Terminals

Our wireless player terminal is a key component of the FortuNet gaming platform. It reflects many years of research and development in the areas of wireless technology, communication security, software and hardware architecture, and ergonomic user interface design. While available in a variety of models and formats including smaller, monochrome units, the current models of our wireless player terminals are fourth generation products that incorporate either an 8.40 inch color liquid crystal display and measure 9.75 inches long by 2.00 inches wide and are 8.13 inches tall or 10.4 inch color liquid crystal display and measure 9.5 inches long by 0.6 inches wide and are 8.25 inches tall. The wireless player terminals are equipped with fast-recharge battery circuitry and sustain continuous operation for at least 12 hours. In 2008, we started volume production of our latest model of wireless player terminals capable of playing bingo along with traditional casino games. The latest model includes a super bright 10.40-inch color LCD.

Our color wireless player terminals are capable of playing not only bingo but also traditional casino games. If required approvals are obtained and the economic environment improves, our wireless player terminals will allow players to play traditional casino games anywhere within permitted public areas of the casino. By providing a means to play in a comfortable environment, our wireless player terminals may stimulate players to play longer and will, in essence, expand the casino floor to auxiliary gaming and peripheral public areas while simultaneously reducing energy and labor costs.

We believe that our mobile gaming platform complies with the standards being promulgated by the Nevada Gaming Commission for mobile gaming devices, as well as many of the standards for conventional slot machines. In particular, our internal testing indicates that our wireless player terminal is equipped with tamper-evident features and alarms that render the unit inoperable following a tampering event.

Stationary Player Terminals

Our stationary player terminals are secure PC-compatible computers equipped with high-resolution, 15 inch flat liquid crystal color touch screens and are available in different formats, such as slant-top, upright, coin-operated and cashless ultra-thin video terminals. These high-end terminals allow players to watch and listen to close-circuit television programs in adjustable picture-in-picture windows while playing bingo or traditional casino games. Our stationary player terminals are housed in custom-made metal, slot-machine-like cabinets. Our stationary player terminals run essentially the same software as our wireless player terminals.

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

Both POS configurations have optional features, such as the ability to accept credit cards where permitted by law. The kiosk is configurable to dispense bills, coins or redeemable bar-coded vouchers and is also configurable to include a charger rack housing wireless player terminal. In jurisdictions other than Nevada, the kiosk may also optionally house the central file server that operates games on the wireless player terminals dispensed from the kiosk. With optional wheels, a mobile kiosk can be transported to different multi-use facilities, such as theaters. The kiosk incorporates a player-operated touch screen that doubles as an advertising channel when the kiosk is not in use. The kiosk’s internal systems are securely locked and alarmed and are accessible only to authorized personnel who must identify themselves with a magnetic stripe user card and a password entered on the kiosk touch screen.

Because self-service kiosks do not require cashiers, they can potentially yield operators significant savings in labor costs. In addition, kiosks shorten the waiting lines, especially in bingo halls, and free more time for the patrons to play casino games.

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

Our wireless player terminals are also equipped with a close-proximity, secure, infrared communication channel to download our authentication keys. At the cashier-operated POS terminals and the self-service POS kiosks, we download each wireless player terminal with a unique file containing many disposable encryption and authentication keys. Each key is used only once, to encrypt and authenticate a single gaming transaction performed over the RF channel. For example, each poker hand dealt by the file server to the player terminal is encoded separately with a unique key.

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

Once a product is designed and tested at our facility, we typically contract the volume production of parts and subassemblies to outside vendors. We contract subassembly manufacturing jobs to a number of reputable second-source suppliers. As a result, if demand for our products increases significantly, we can increase our production capabilities by placing additional orders with multiple manufacturers.

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

Upon receipt of ordered parts and subassemblies, we assemble the finished products at our facility in Las Vegas. We believe that our recently expanded manufacturing facilities are adequate for manufacturing sufficient volume of mobile gaming products to satisfy the initially anticipated demand. Currently, we operate only one work shift. However, we can add up to two extra work shifts at our current facilities if necessary.

Competition

We experience intense competition from a number of established suppliers of gaming equipment to the bingo market and the casino market. Many of our competitors have longer operating histories, long-standing relationships with gaming establishments and suppliers, greater name recognition and greater financial, technical and marketing resources than we do. As a result, our competitors may have substantial competitive advantages over us. Additionally, the casino market is characterized by a cautious attitude toward the reliability and security of emerging wireless gaming platforms, creating additional marketing challenges for us. We may not be able to exploit new or emerging technologies, adapt to changes in customer requirements more quickly than our competitors or devote the necessary resources to the marketing of our products and services.   See also, “Risk Factors” under Part I, Item 1A.

Bingo Market

Currently, we believe that our primary competitors in our existing electronic bingo market are Planet Bingo, LLC (recently merged with Melange Computer Services, Inc.), VKGS, LLC, or Video King, formerly a division of BK Entertainment Corp. and GameTech International, Inc., or GameTech.  What we believe to be one of the largest bingo products company in the world, Arrow International, Inc., that in the past did not manufacture any electronic player units, has recently entered into the electronic bingo market with their own portable bingo terminals.  In addition to Planet Bingo, Video King, GameTech, and Arrow, a number of other companies compete in the electronic bingo market including Blue Dog, Inc., Electronic Gaming Solutions, Inc., California Concepts, Inc and a recent new entrant in the market Bingo, Inc.  Arrow is much larger than us, has a substantial generally known and acknowledged presence in the market, and we believe has greater financial resources than us.  GameTech is a public company that is larger than us, with significant financial resources.  The other companies are private companies, therefore, specific information on their relative financial strength, and market presence and their ability to impact the market and our company is not publically available, and is very limited.  Therefore, we are unable to ascertain the strength of and the impact of these competitors on us or our market with any degree of specificity or certainty at this time.  Once additional information becomes available and is otherwise known, it could reveal that they could have a material and adverse effect on our electronic bingo market and our company.

We believe that we can effectively compete with these other companies because we are focused on the high performance segment of the electronic bingo market, while we believe that many of our competitors focus on and primarily serve the mass-market segment where bingo player terminals are less expensive and have fewer features and technological capabilities.

Potential Mobile Gaming Market

The casino markets are highly regulated, have stringent product requirements and high system integrity and security requirements. We anticipate that these factors will continue to pertain as the Nevada mobile gaming market may develop after the economy revives. In the potential mobile gaming market, we expect to encounter competition from existing and new entrants who may seek to meet these market requirements.

Cantor Fitzgerald LLP offers wireless sports betting in the United Kingdom, has already obtained Nevada’s approval to test its technology in the field.  In addition, large gaming equipment manufacturers in the Nevada slot machine market, including Aristocrat Leisure, Ltd., Alliance Gaming Corporation and WMS Gaming Inc., may also attempt to enter the emerging mobile gaming market. At least two prominent gaming equipment manufacturers, International Game Technology, or IGT and Shuffle Master, Inc. have already expressed interest in entering the future mobile gaming market, and traditional casino operators may attempt to enter the mobile gaming markets at some point in the future.  These companies are much larger than we are, have greater recourses than we do, and are well entrenched in the existing gaming market.  See also, “Risk Factors” under Part I, Item 1A.

Research and Development

Since our inception in 1989, we have continuously developed innovative gaming and entertainment products for our customers. We have internally developed all critical aspects of our gaming platform and have outsourced only the volume manufacturing of parts and subassemblies. We design all of our software, including all of our source code and all of our user interfaces and graphic art for our player terminals. We also design all of our hardware, including both electronic and mechanical components, all printed circuit board diagrams and layouts, and all 3D and 2D mechanical drawings for all our plastic and metal parts. We expect to continue to emphasize the research and development aspect of our business. Research and development costs including those capitalized for the fiscal years ending December 31, 2008 and 2007, were $1,359,035 and $1,494,724, respectively.

We plan to continue to invest in the research and development of our mobile gaming and Smart electronic and paper bingo products.

Customers

Currently, our customers are bingo hall operators in the commercial casino, tribal casino and charitable bingo markets. As the mobile gaming market may develop in Nevada, we anticipate selling or leasing our mobile gaming platform products to a broader group of casino operators in Nevada and in other jurisdiction, if mobile gaming is approved in these jurisdictions, and the operation of our mobile gaming devices is specifically approved in these jurisdictions.

We generate almost all our revenue from domestic customers. During 2008 and 2007, our domestic revenues were 99% and 98%, respectively.

Although we have a broadly diversified and geographically dispersed customer base, sales to a single distributor of bingo products in the Texas charitable bingo market, K&B Sales Incorporated, represented approximately 37% of our revenues during 2008. Due to reasons beyond our control, future sales to this Texas distributor may become less certain.   See also, “Risk Factors” under Part I, Item 1A.

Sales, Marketing and Distribution

Except where we are contractually or statutorily prohibited from doing so, we market our products to customers through direct and indirect channels. Our direct channel consists of our own marketing efforts as well as marketing through Millennium, our wholly-owned subsidiary.

We also distribute our products to our customers through our indirect channel consisting of a network of authorized distributors, operating in the United States, Canada, the United Kingdom and Australia. Our distributor agreements typically have one or more year’s initial terms with successive one-year automatic renewals. Our distributors provide valuable services to our customers, including immediate on-site customer support. During 2008, sales attributable to our single largest distributor, K&B Sales Incorporated, doing business as Good Time Bingo, represented approximately 37% of our revenues. See also, “Risk Factors” under Part I, Item 1A, regarding, specifically, Good Time Bingo.

Generally, the profit margins from the distributor-facilitated accounts are lower than the profit margins typical for our direct accounts because the latter do not involve commissions paid to distributors.

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

An important part of customer service is the initial installation and training of customer personnel. From time to time, we also perform customer service at locations directly serviced by our distributors, particularly when a distributor is new or inexperienced. Our personnel, particularly our management team, is well experienced in the gaming field, and its advice is well regarded by our customers. We continually advise our customers regarding our gaming platforms and compliance with regulatory matters related to our gaming platforms.

Our BingoStar platform can be on-site configured by bingo hall personnel for virtually any desired bingo games, patterns, prizes and sessions, without the involvement of ourselves or the local distributor. Our BingoStar platform allows our technicians to reprogram all stationary and wireless player terminals on-site. Where permitted by law and authorized by our customers, we can also remotely reprogram most of the components of our BingoStar platform utilizing secure communication protocols.

Intellectual Property

We hold two United States patents expiring in 2010, which relate to a lottery-type wagering game, and one United States patent expiring in 2012, which relates to a magnetic bingo board. We do not rely on any licensing revenue related to any of these patents, and we do not expect the expiration of these patents to have a material adverse effect on our business or financial condition. We have also filed additional patent applications that are currently pending in the United States Patent and Trademark Office.

We are the registered owner of trademarks FortuNet®, Mega Fortune® and BingoStar®, as well as pending trademark applications, including WIN-WIN™ and AIMS™.

In addition, each of our employees has executed an agreement to maintain the confidentiality of our trade secrets and to assign to us any intellectual property that they may conceive of in the scope of and during their employment with us.

Government Regulation

The gaming industry and the gaming equipment manufacturing industry exist within a stringently controlled regulatory environment and are subject to federal, state, tribal, local and foreign regulation. Companies participating in these industries must hold the required gaming licenses, permits or other approvals in all jurisdictions in which they conduct business. Many jurisdictions also require the licensing or a finding of suitability of officers, directors, major stockholders and key employees, the termination or disassociation with such officer, director, key employee or major stockholder that fails to file an application or to obtain a license or finding of suitability; the submission of detailed financial and operating reports; and the submission of reports of material loans, leases and financing statements; and the regulatory approval of some commercial transactions, such as the transfer or pledge of equity interests in the company. These regulatory burdens are imposed upon gaming-related suppliers or vendors on an ongoing basis. The regulatory agencies that oversee these jurisdictions not only continually scrutinize license holders, but in some cases also approve the types of products that can be sold by equipment manufacturers and used by operators. The standards for product approval vary from jurisdiction to jurisdiction, although the Nevada standards are generally the most stringent.

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

Licensing Requirements

Currently, we are licensed as a gaming equipment manufacturer or distributor in several states and tribal jurisdictions. We intend to seek the necessary licenses, approvals and findings of suitability for our products and our personnel in other jurisdictions where there is an opportunity to market our products. We cannot assure you that we will obtain the necessary licenses, approvals or findings of suitability in a timely fashion or at all. If obtained, we cannot assure that the licenses, approvals or findings of suitability will not be revoked, suspended or conditioned or that we will be able to obtain the necessary approvals for our future products as they may be developed. If a license, approval or finding of suitability is required by a regulatory authority and we fail to receive the necessary license, approval or finding of suitability, we may be prohibited from distributing our products for use in the applicable jurisdiction or may be required to distribute our products through other licensed entities at a reduced profit.  See also, “Risk Factors” under Part I, Item 1A.

Nevada Regulation

The Nevada Mobile Gaming Law

On June 6, 2005, Nevada enacted the Nevada Mobile Gaming Law. This law enabled the Nevada Gaming Commission, with the advice and assistance of the Nevada Gaming Control Board, to promulgate regulations governing the operation of mobile gaming and the licensing of operators, manufacturers and distributors of mobile gaming equipment and systems in Nevada. Before adopting the regulations, the Nevada Mobile Gaming Law required the Nevada Gaming Commission to determine that mobile gaming systems could be operated in compliance with all applicable laws, be secure and reliable and provide reasonable assurance that gaming devices would be operated only by players of lawful age and only in approved areas.  These determinations were made and the original set of applicable regulations under the Nevada Mobile Gaming Law was adopted on March 23, 2006.

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

The Nevada Mobile Gaming Law mandated that the revenue of operators and manufacturers of mobile gaming systems will be subject to the same licensing fee provisions to which currently licensed casinos are subject with respect to the operation of other games and gaming devices and that mobile gaming devices will be subject to the same fees and taxes as are slot machines. Based upon the regulations as adopted, we believe that our current non-restricted gaming licenses allow us to manufacture and distribute our mobile gaming platforms in Nevada without additional licensing requirements. Our mobile gaming platforms for playing traditional casino games will however, be required to be approved before they may be deployed in Nevada casinos.  See also,  “Risk Factors” under Part I, Item 1A.

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

Changes in these laws, regulations and procedures could have significant negative effects on our operations, financial condition and results of operations.  See also, “Risk Factors” under Part I, Item 1A.

Individual Licensing Requirements

The Nevada gaming authorities may investigate any individual who has a material relationship to, or material involvement with, us in order to determine whether the individual is suitable for and/or should be licensed as a business associate of a gaming licensee.  Although licensing of an individual is not a prerequisite for becoming an officer of our company, such person becoming an officer is required to file necessary disclosures with Nevada gaming authorities within thirty (30) days of becoming an officer. Currently, only our Chief Executive Officer, and Chief Financial Officer, Yuri Itkis, Chief Technology Officer, Boris Itkis, and Chief Compliance Officer, or CCO, Jack Coronel are licensed individuals. Licensing is not a prerequisite to becoming an independent director of FortuNet, and we do not anticipate that any of our independent directors will be required to be licensed as a result of serving as a director on the Company’s board of directors. The Nevada gaming authorities may deny any application for any cause they deem reasonable. Granting of an individual license requires a concomitant determination of suitability of the applicant. A finding of suitability and grant of an individual license requires submission of detailed personal and financial information, followed by a thorough investigation. An applicant for licensing or a finding of suitability must pay for all the costs of the investigation. We reimbursed our employees for the cost of seeking and maintaining licenses obtained at our request, including Yuri Itkis, Boris Itkis, and Jack B. Coronel. Changes in licensed positions must be reported to the Nevada gaming authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada gaming authorities may disapprove a change in a corporate position, such as a change in job title or substantive job responsibilities.

If the Nevada gaming authorities were to find any of our personnel required to be licensed unsuitable for licensing, we would have to sever all relationships with that person. In addition, the Nevada Gaming Commission may require us to terminate the employment of any person who refuses to file appropriate applications or refuses to pay the required investigative fees. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.  See also, “Risk Factors” under Part I, Item 1A.

Consequences of Violating Gaming Laws

If the Nevada Gaming Commission determines we violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our registrations and gaming licenses. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act, or the regulations of the Nevada Gaming Commission, at the discretion of the Nevada Gaming Commission. Limitation, conditioning or suspension of our gaming licenses or related registrations could, and revocation of any gaming license or registration would, have a material adverse effect on our gaming operations.  See also, “Risk Factors” under Part I, Item 1A.

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

Our CEO, Chairman of the Board of Directors, and Chief Financial Officer, Yuri Itkis, our CTO, Boris Itkis, and our CCO, Jack Coronel have been found suitable for licensing by various gaming authorities. If a gaming authority in any jurisdiction fails to find any of our officers, directors or significant stockholders suitable, we may be prohibited from leasing, licensing or selling our products in that jurisdiction. We are unaware of any facts or circumstances that would categorically prevent a gaming authority from finding any of our officers, directors or significant stockholders suitable.

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

Because we are a registered company, approvals may be required from the Nevada Gaming Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by a registered company’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.  See also, “Risk Factors” under Part I, Item 1A.

Fees and Taxes

We pay license fees and taxes computed in various ways depending on the type of gaming or activity involved. These fees and taxes, depending upon their nature, are payable monthly, quarterly or annually and are based upon either a percentage of the gross revenues received or the number of gaming devices operated. Annual fees are also payable to the State of Nevada for renewal of our manufacturers and distributors licenses, OILS license and our Mobile Gaming license. Our cost of fees and taxes for the years ending December 31, 2008 and 2007 were $98,836 and $87,515 respectively.

Foreign Gaming Investigations

Any person who is licensed, required to be licensed, registered, required to be registered, or who is under common control with those persons, collectively, “licensees,” and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $25,000 to pay the expenses of investigation by the Nevada Gaming Control Board of the licensee’s or registrant’s participation in foreign gaming. We currently comply with this requirement. The revolving fund is subject to increase or decrease at the discretion of the Nevada Gaming Commission. Licensees and registrants are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee or registrant is also subject to disciplinary action by the Nevada Gaming Commission if it:

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

Federal Registration

The Federal Gambling Devices Act of 1962, the “Johnson Act,” makes it unlawful for a person to manufacture, transport, or receive gambling machines, gambling devices or components across interstate lines unless that person has first registered with the United States Attorney General. We have complied with the registration requirements of the Johnson Act. Gambling devices must also be identified and we must keep certain records in accordance with the Johnson Act’s requirements. If we violate the Johnson Act, our equipment may be seized or forfeited and we may be subject to other penalties.  See also, “Risk Factors” under Part I, Item 1A.

Tribal Gaming Regulation

When contracting with tribal owned or controlled gaming establishments, we become subject to tribal laws and regulations that may differ materially from the non-tribal laws and regulations under which we generally operate. In addition to tribal gaming regulations that may require us to provide disclosures or obtain licenses or permits to conduct our business on tribal lands, we may also become subject to tribal laws that govern our contracts. These tribal governing laws may not provide us with processes, procedures and remedies that enable us to enforce our rights as effectively and advantageously as the processes, procedures and remedies that would be afforded to us under non- tribal laws, or to enforce our rights at all, and may expose us to an increased risk of contract repudiation as compared to that inherent in dealing with non-tribal customers. Many tribal laws permit redress to a tribal adjudicatory body to resolve disputes; however, such redress is largely untested in our experience. We may be precluded from enforcing our rights against a tribal body under the legal doctrine of sovereign immunity. See also, “Risk Factors” under Part I, Item 1A.

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

Employees

As of December 31, 2008, we had employed 50 employees, including 25 employees in the manufacturing and service departments, 15 employees in the engineering and programming departments and 10 employees in the administration and sales departments. All of our employees are located in the State of Nevada, and none of our employees are covered by collective bargaining agreements. We consider our employee relations to be good.

ITEM 1A.  RISK FACTORS

Set forth below and elsewhere in this Annual Report on Form 10-K, and in other documents we filed with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Annual Report.  The risk factors set forth below entitled:  “Changes in technology may make our inventory obsolete and cause significant losses”, ”Our failure to properly manage growth would adversely affect our business operations”, Our inability to lease suitable facilities may harm, delay or prevent our operations”, “Our stock may be delisted by Nasdaq”, and “Ownership of our stock is highly concentrated”, have been added to this Annual Report on Form 10-K.  Additionally, the risk factors set forth below entitled “ Losing any of our limited number of independent distributors (such as K&B Sales Incorporated) upon whom we depend for a significant portion of our revenue, or losing the business of a significant number of customers of those distributors, would negatively impact our operations”, has been materially changed from the risk factor set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 and our latest Quarterly Report for the quarter ended September 30, 2008 on Form 10-Q filed on November 13, 2008.

Risks Relating to Our Business

Our bingo revenues and potential mobile gaming revenues may be negatively affected or not realized at all due to the general decline in the local, regional, national and international economic environment.

The recent deterioration in the worldwide economic environment has materially negatively impacted the gaming market, including the bingo segment and the potential mobile gaming market. Over the course of the last quarter, attendance at gaming establishments and the per player revenues reported at gaming establishments have significantly decreased. The abrupt and sudden worsening of the economic environment has already negatively impacted and is likely to continue to negatively impact our bingo revenues. The economic decline has also diminished our prospects for generating revenues in the potential mobile gaming market because casinos currently have a substantial underutilized gaming floor space for slot machines and gaming tables.  The underutilized gaming floor space of casinos may deter casinos from utilizing mobile gaming devices in the auxiliary gaming areas, such as bingo halls, keno parlors, sports and race books and bars. Moreover, additional capital expenditures and/or lease payments required for mobile gaming devices in auxiliary gaming areas may deter casinos from operating such mobile gaming devices because of the lower costs associated with operating already existing games on the main gaming floors of casinos.

If we are unable to comply fully with the mobile gaming regulations, we may incur substantial additional development costs and delays or completely preclude us from entering into the mobile gaming market.

Nevada gaming laws and regulations require that our mobile gaming systems be approved by the Nevada Gaming Commission before we may distribute these systems to Nevada casinos. The Nevada Gaming Commission (through the NGCB) continues to apply stringent requirements regarding the overall security and integrity of mobile gaming systems. To the extent that our mobile gaming platform currently being reviewed by the NGCB may not comply with the latest such requirements, we would need to undertake additional research and development activities that may be costly, time consuming or require the procurement of components that are costly and scarce in supply. Despite undertaking additional research and development activities, we may not be able to design or develop a mobile gaming platform that fully complies with the NGCB’s evolving requirements, in which case we would be unable to manufacture, distribute or operate wireless player terminals that enable casino players to play traditional casino games in the public areas of gaming establishments, and therefore be unable to fully execute the growth strategy we pursued so far, and instead, we may have to change our focus in favor of stabilization of our core bingo business.

Losing any of our limited number of independent distributors (such as K&B Sales Incorporated) upon whom we depend for a significant portion of our revenue, or losing the business of a significant number of customers of those distributors, would negatively impact our operations.

We are dependent upon a small number of independent distributors to market and sell our products to casinos and bingo halls. For the quarter ended December 2008 approximately 61% of our revenues were derived through 11 distributors.  During the same period, we derived approximately 37% of our revenue from our single largest distributor, K&B Bingo Sales Incorporated, doing business as Good Time Bingo (“K&B Bingo”). Due to our payment of commissions to distributors, our customer contracts derived from distributors generate lower profit margins than our contracts derived from direct sales, or house accounts. Because we do not directly control our distributors or their customer intake practices, contracts with customers derived from distributors may be susceptible to higher default rates and lower profit margins than our house accounts.

Some of our distributors are not contractually prohibited from marketing or selling products of our competitors. Our contracts with our distributors typically cover one to three year terms and are automatically renewed for one year unless terminated upon the expiration of the then current term. Upon the expiration of a contract term, we may not be able to renew any of these contracts on terms that are favorable to us, or at all. Our competitors may provide incentives to our distributors to market and sell their products in addition to or in lieu of ours. The loss of any of our distributors or the loss of business from any customer of any of our distributors may result in a material reduction in our revenue, resulting in a material adverse effect on our business, financial condition and results of operations.  Towards the end of 2007 and at the beginning of 2008, we lost a significant portion of revenues from charitable bingo hall customer locations that were serviced through one of our distributors in the amount of approximately $1,500,000.

K&B Bingo of Dallas, Texas is one of our largest distributors and generates approximately 37% of our revenue. K&B Bingo is a wholly owned subsidiary of Aces Wired of Dallas, Texas. Aces Wired is currently being investigated by the Texas gaming authorities for alleged violations of Texas Penal Code provisions relating to gambling promotion; keeping a gambling place; possession of a gambling device, equipment or paraphernalia; and engaging in organized criminal activity relating to same.  As reported on the Form 8-K filed by Aces Wired with the SEC on October 15, 2008, no criminal charges had been filed as of that date, by authorities against Aces Wired or any of its officers, directors or other employees.  However, Aces Wired has been advised that local authorities are seeking to develop charges against Aces Wired and certain of its officers, directors and other employees consistent with the allegations in the search and arrest warrants executed on May 21, 2008. In that regard, on October 9, 2008, the District Attorney of Bexar County, Texas sent formal notification advising Aces Wired that it was conducting an investigation into violations of state criminal laws by certain of Aces Wire’s officers, directors and other employees (including former directors and employees) involving gambling, fiduciary misapplication of funds, securities fraud, organized crime and money laundering.

We have previously relied upon publically filed information for current information on the status of the Texas investigation of Aces Wired.  However, as of December 3, 2008 Aces Wired is no longer a public reporting company.  Since current public information will no longer be available to us by access to the SEC filings, monitoring and determining the current status of the investigation and the condition of Aces Wired with any degree of certainty will be much more difficult, if not impossible, in the future.

The ongoing investigation of Aces Wired by the Texas Attorney General and local authorities may potentially impact the operations of K&B Bingo throughout the state of Texas. While the investigation of Aces Wired has not impacted our ability to generate revenues in Texas through K&B Bingo to date, in the event that K&B Bingo’s activities are suspended in Texas, the loss of revenues generated by K&B Bingo could have a material impact upon our results of operations. Currently the Company does not hold a bingo distributor license in the state of Texas.  If our relationship with K&B Bingo terminates or is terminated and we cannot obtain a bingo distributor license in Texas in order to maintain our relationship with existing end users, the loss of end users in Texas would have a material adverse affect upon our business and operations.

Our past trend of accumulating investment funds may reverse and may result in a depletion of the funds due to the impending needs to upgrade both our manufacturing infrastructure and our fleet of rental equipment in the field.

Due to the increasing competitive pressures in our core bingo market, we may no longer be able to postpone a costly upgrade of our existing fleet of rental equipment with the new models that we have developed in the process of pursuing mobile gaming opportunities. For the same reasons, we may no longer be able to postpone a costly upgrade of our manufacturing infrastructure, including very expensive web printing presses. The combined cost of such upgrades may not only prevent us from continuing our trend of accumulating cash resources but may also result in a substantial, or even complete, depletion of our investment funds and we redeploy such funds into these upgrades. In such a case, the interest we earn on available investment funds that currently constitutes a substantial portion of our net income may drastically decrease, since such interest is generally proportional to the amount of funds invested.

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

The market for gaming devices generally is intensely competitive, and we expect competition to increase and intensify as the market for mobile gaming devices develops. We currently compete with other providers of electronic bingo products, such as VKGS, LLC, or Video King, formerly a division of BK Entertainment Corp., GameTech International, Inc., the merged Planet Bingo, LLC and Melange Computer Services, Inc., Blue Dog, Inc., Electronic Game Solutions, Inc. and California Concepts, Inc. in the marketing of our BingoStar wireless bingo systems.  We expect to face competition with several new entrants in the market, including I-bingo, Inc. and eQube, Inc . Although none of our competitors that manufacture mobile bingo devices is currently licensed in Nevada other than GameTech International, Inc., we may face competition from these providers in the market for mobile gaming devices in the future. Given the market penetration, name recognition, marketing resources and familiarity with the gaming device industry generally, traditional casino game device manufacturers could be a significant competitive threat to us. We expect fierce competition in our expansion efforts from multiple large competitors dominating their respective markets, such as Aristocrat Leisure, Ltd., International Game Technology, Inc., Alliance Gaming Corporation, WMS Gaming Inc. and Shuffle Master, Inc., that may enter the market for mobile gaming devices.  In addition, we may face a strong competition from Cantor Fitzgerald Ltd., that already offers wireless sports betting in the United Kingdom, holds an Operator of Mobile Gaming Systems license in Nevada, and in April of 2008 started field testing of mobile gaming system in Las Vegas, NV.  The competition in the potentially lucrative Nevada market for mobile gaming systems is anticipated to become even more fierce when other of Nevada’s currently licensed Operators of Mobile Gaming Systems, including International Game Technology, Inc., Sona Mobile, Inc. and GameTech International, Inc. enter the market.

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

Some jurisdictions also require licenses, permits or other forms of approval for specific gaming devices. If other jurisdictions adopt mobile gaming laws, these approval requirements may vary from jurisdiction to jurisdiction and the license, permit and approval process may be costly and more difficult to obtain that the licenses we have obtained in Nevada pursuant to the Nevada Mobile Gaming Law. As a general matter, the regulatory approval of devices involving traditional casino games is more difficult to obtain than those for bingo products. Some jurisdictions require the regulatory approval of entities and individuals before the pursuit of regulatory approval of specific gaming devices, but other jurisdictions allow the pursuit of such regulatory approvals concurrently. Although we (and the individuals associated with us) may obtain regulatory approval in a particular jurisdiction, we may not be able to manufacture, distribute or operate our mobile gaming platforms in that jurisdiction without separate and specific regulatory approval of our mobile gaming platform. Any failure of our gaming platform to meet the requirements for approval or to obtain the approval in any jurisdiction will cause us to not be able to distribute our gaming platforms in the jurisdiction, which would have a material adverse affect upon our business and operations.

Our failure to retain and extend our existing contracts with customers and to win new customers would negatively impact our operations.

All of our lease contracts relate to our electronic bingo products. In the year ended December 31, 2008, we derived 8% of our revenues and cash flow from our portfolio of contracts to lease electronic bingo products to gaming establishments, such as casinos, and bingo halls. Our contracts are typically for a term ranging from one to three years in duration and several are on a month-to-month basis. Not all of our contracts preclude our customers from using bingo devices of our competitors. Upon the expiration of one of our contracts, a gaming establishment may award a contract through a competitive procurement process, in which we may be unsuccessful in winning the new contract or forced to reduce the price that we charge the gaming establishment in order to renew our contract. In addition, some of our contracts permit gaming establishments to terminate the contract at any time for our failure to perform and for other specified reasons. The termination of or failure to renew or extend one or more of our contracts, or the renewal or extension of one or more of our contracts on materially altered terms could, depending upon the circumstances, have a material adverse effect on our business, financial condition, results and prospects.

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

Our future success depends to a significant degree on the skills, experience and efforts of our key personnel. We depend heavily on the ability and experience of a small number of senior executives who have experience with our operations and the electronic gaming device industry, including, Itkis, our Chief Executive Officer, Chairman of the Board of Directors; and Chief Financial Officer, Jack Coronel, our Chief Compliance Officer; and Boris Itkis, our Chief Technical Officer, Vice President of Engineering and member of the Company’s Board of Directors. The loss of any of these senior executives or the failure of any of these senior executives to obtain or maintain the requisite regulatory licenses, permits or determination of suitability may have a material adverse effect on our business and operations.

Changes in licensed positions must be reported to the Nevada gaming authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada gaming authorities may disapprove a change in a corporate position, such as a change in job title or substantive job responsibilities. Any such disapproval would prevent us from re-deploying our senior executive talent in new functional roles even if management desires to do so.  A loss of one of our senior executives due to a finding of disapproval from the Nevada gaming authorities could have a material adverse effect on our business and operations.

Our future success depends upon our ability to attract, train and retain key marketing personnel and key managers as we further develop our products and as we enter new markets and expand in existing markets. In connection with the audit of our financial statements for 2007 and 2008, our management, together with our independent registered public accounting firm, identified a significant deficiency in our internal control over financial reporting arising from the current level of staffing in our accounting department; our efforts to augment our staffing with qualified individuals on a timely basis may not remediate this significant deficiency. Due to licensing requirements of these personnel that may be imposed by gaming authorities, our pool of potential employees may be more limited than in other industries. Competition for individuals with the skills required is intense, and we may not be successful in recruiting such personnel. In addition, we may not be able to retain such individuals as they may leave our company and go to work for our competitors. If we are unable to attract or retain key personnel, our business, financial condition and operating results could be materially adversely affected. We rely heavily on a corporate culture of lean staffing.  While helpful to our efforts to contain our costs, our lean staffing exposes us to increased risks of internal control deficiencies and increased harm upon employee departures.

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

Because we have not yet begun full-scale production of mobile gaming devices under the Nevada Mobile Gaming Law, we have invested the bulk of the proceeds of our initial public offering and retained earnings. Our net income and earnings per share for the quarter ended December 31, 2008 depended substantially on the yield that we achieved on these investments. Approximately 32% of our income before tax resulted from these investments.

Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Some of our investments consist of non-taxable auction rate securities, or ARS. Our ARS investments totaled $9,750,000 at December 31, 2008. As of February 18, 2009, only $3,200,000 of ARS investments were not liquidated.

The ARS that we purchase consist of municipal bonds with maturities greater than five years and have credit ratings of at least AAA, and do not include mortgage-backed instruments. The auction process for ARS is intended, in part, to provide a liquid market for these securities.  In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture.  The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges. The auction process for some of our ARS began to deteriorate during 2007, and during the first quarter of 2008, we began to reduce the principal amount of ARS in our portfolio, which we have continued to do through the third quarter of 2008. Although we did not suffer any auction failures of our ARS during 2007, a few of the ARS we hold experienced auction failures during the first quarter of 2008. As a result, when we attempted to liquidate some of our ARS through auction, we were unable to do so.   We believe that the failed auctions that we have experienced are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. We believe that any unrealized gain or loss associated with these securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in our financial statements.

The credit and capital markets have continued to deteriorate in 2008. Continuation or acceleration of instability in these markets and/or deterioration in the ratings of our investments may affect our ability to liquidate these securities, and therefore may affect our financial condition, and cash flows. We believe that, based on our cash and cash equivalents balances during 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flows, financial flexibility or ability to fund our obligations.

We continue to monitor the market for our ARS and consider its impact (if any) on the fair market value of our investments. If the market conditions of 2008 continue through 2009, in which some auctions for ARS fail, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses or impairment charges in 2009. As auctions have closed successfully in 2008, we have converted our investments in ARS to money market funds. We believe we will have the ability to hold any ARS for which auctions fail until the market recovers. We do not anticipate having to sell these securities in order to operate our business.

Although we have invested these proceeds in relatively conservative investments, based on the current market conditions, there can be no assurance that we will continue to enjoy the same yields on our investments as we did during 2008. Moreover, there can be no assurance that these investments will continue to generate a positive yield. Assuming no other changes in our sources of revenues, any decrease in the yield on these investments, and any loss on these investments, would directly and materially reduce our revenues.

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

In addition, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. If a claim of infringement against us is successful, we may be required to pay royalties to use technology or other intellectual property rights that we had been using or we may be required to enter into a license agreement and pay license fees, or we may be required to stop using the technology or other intellectual property rights that we had been using. We may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to the Company and divert our resources, which may have a material adverse effect on our growth initiatives.

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

The long-term lease for our Las Vegas, Nevada facilities expires in December of 2013. These facilities provide us with a convenient central location from which to service our customers. We may not be able to extend the leases on the current terms or, if required, locate new adequate manufacturing facilities on commercially reasonable terms or at all.

Our stock may be delisted by Nasdaq.

During the forth quarter of 2008, our stock price briefly dropped to $1.25 per share level. Should our stock price drop below $1.00 for a consecutive period of 30 days after April 19, 2009, we may receive a notification from Nasdaq that our stock may be delisted. If subsequently, we are unable to comply with applicable Nasdaq listing requirements, and our stock may eventually be delisted. In the latter case, our stock may become less liquid and less valuable.  If we are delisted, and we fail to continue to meet certain SEC standards, our common stock will become subject to the SEC’s “penny stock” rules. The term “penny stock” generally refers to low-priced (below $5), speculative securities of very small companies. While penny stocks generally are quoted over-the-counter, such as on the OTC Bulletin Board or in the Pink Sheets, they may also trade on securities exchanges, including foreign securities exchanges. In addition, penny stocks include the securities of certain private companies with no active trading market.

Before a broker-dealer can sell a penny stock, SEC rules require the firm to first approve the customer for the transaction and receive from the customer a written agreement to the transaction. The firm must furnish the customer a document describing the risks of investing in penny stocks. The firm must tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade. Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer’s account.

Penny stocks may trade infrequently, which means that it may be difficult to sell penny stock shares once you own them. Because it may be difficult to find quotations for certain penny stocks, they may be impossible to accurately price. Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.

Ownership of our stock is highly concentrated.

As of the date of the filing of this report, our Chairman of the Board, Chief Executive Officer, and Chief Financial Officer, Yuri Itkis, beneficially owned 74.86 percent of our stock.  Such a high concentration of control by a single individual may make change of Company’s control less likely and may negatively affect the price of our stock. This means that Mr. Itkis can approve or reject all matters on which the Company needs approval by not less than a majority of stockholders, including mergers, acquisitions, sales of assets, amending the Company’s Certificate of Incorporation, electing the Company’s Board of Directors, among other things, and essentially gives Mr. Itkis control of the management and day to day operations of the Company.  This might make the Company less attractive for strategic partners or tender offers which might suppress the value of our common stock.

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

Nevada statutes regulating business combinations, takeovers and control share acquisitions may hinder or delay a change in control of our company. In addition, under Nevada law, the Nevada gaming authorities must also approve any change of control of our company. Other jurisdictions may have similar requirements. These statutes could limit the price that investors might be willing to pay in the future for shares of our common stock and may limit our stockholders’ ability to receive a premium on their shares by discouraging takeovers and tender offer bids, even if such events could be viewed as beneficial by our stockholders.

ITEM 2.                      PROPERTIES

We conduct our operations at our two adjacent facilities located at 2950 and 3000 South Highland Drive, Las Vegas, Nevada, 89109. In aggregate, these facilities occupy approximately 33,000 square feet and are utilized for our administrative office, product showroom, research and development, and manufacturing functions. The lease of these facilities expires in December of 2013. Although we believe that our current facilities are adequate for manufacturing a sufficient volume of mobile gaming products to satisfy the anticipated demand through the existing lease terms, we may be forced to lease additional manufacturing space if demand for our growing line of products should exceed our capability to manufacture the products in our currently leased facilities

ITEM 3.                      LEGAL PROCEEDINGS

In the regular course of business, the Company may be involved in various civil litigations. The Company believes that the final resolution of pending litigation is not likely to have a material adverse effect on the Company’s business, cash flow, and results of operations or financial position.

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

The following table sets forth, for the indicated periods, the high and low closing sale prices of our common stock:

Year Ended December 31, 2007	High	Low
First Quarter	$10.67	$7.30
Second Quarter	10.77	7.92
Third Quarter	10.74	7.26
Fourth Quarter	9.89	7.25
Year Ended December 31, 2008	High	Low
First Quarter	$8.34	$5.58
Second Quarter	7.00	5.78
Third Quarter	6.60	4.09
Fourth Quarter	6.00	1.25

On February 26, 2009, the closing sale price of our common stock on the Nasdaq Global Market was $1.50.

Holders of Common Stock

As of December 31, 2007, our stock was held by approximately 10 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

On December 30, 2008, we bought back a block of 321,268 shares of our common stock at the price of $1.75 per share resulting in a reduction of the total number of outstanding shares from 11,351,279 to 11,042,011.

Dividends

During 2005, which was prior to our initial public offering, we paid dividends to holders of our common stock on a quarterly basis. The dividends paid during 2005 were $2,370,000 in the aggregate. Since becoming a publicly traded entity in 2006 we have paid no dividends, and we do not anticipate paying any dividends on our common stock in the future.  We may retain our future earnings, if any, to finance our business and for general corporate purposes. As long as there are funds legally available to do so, any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon earnings, financial condition, operating results, capital requirements, any contractual restrictions and other factors that our board of directors deems relevant. The terms of any future debt or credit facility may preclude us from paying dividends on our common stock.

Use of Proceeds

We completed an initial public offering of our common stock during the first quarter of 2006. Our registration statement on Form S-1 under the Securities Act (File No. 333-128391) was declared effective on January 30, 2006. The aggregate net proceeds to us were approximately $23,728,995.

We have invested all of the net proceeds from our initial public offering in interest bearing investment grade securities. We may utilize a significant amount of proceeds from our initial public offering along with the additional monetary resources we accumulated since the initial public offering to acquire parts and components for the manufacture of our gaming products and to expand and improve our manufacturing infrastructure. However, we may not commence procuring any significant amounts of component parts for manufacturing of our mobile gaming products until the current slow down in the economy reverses and we are more able to determine the duration of the currently ongoing reviewing process of our mobile gaming systems by the Nevada gaming authorities. We may also utilize a substantial portion, if not most, of the available funds to acquire one or more businesses.

ITEM 6.                      SELECTED FINANCIAL DATA

This Annual Report does not include information described under Item 6 of Form 10-K pursuant to the rules of the Securities and Exchange Commission that permit “smaller reporting companies” to omit such information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are an established and historically profitable manufacturer of multi-game and multi-player server-based gaming platforms. Our gaming platforms include networks of both wireless and stationary player terminals, cashier-based point-of-sale terminals, self-service point-of-sale kiosks and game file servers that conduct and control bingo games. Our gaming platforms have been adapted to conduct traditional casino games, such as keno, poker and slots, in addition to bingo. We have recently started commercial deliveries of consumable (paper) bingo products and Smart bingo flashboards and ball blowers.

Having believed that the research and developments efforts have made our mobile gaming platform compliant with the wireless gaming regulations promulgated by the Nevada Gaming Commission,, we submitted our mobile gaming platform for review by Nevada gaming authorities in 2006. Our gaming platforms currently enable patrons to play bingo using either our wireless or our stationary player terminals. In addition, our gaming platforms currently enable patrons to play traditional casino games using our stationary player terminals if permitted by applicable laws and regulations. If our wireless gaming devices are approved by the Nevada gaming authorities and the economy revives, Nevada casino patrons will be able to play traditional casino games using our wireless player terminals. However, there can be no assurance that we will obtain such approval in the foreseeable future or at all or that an economic turnaround will occur in the foreseeable future.

We currently generate revenue by placing electronic bingo systems in bingo halls under contracts based on (a) a fixed fee per use per session; (b) a fixed weekly fee per terminal; or (c) a percentage of the revenue generated by each terminal. Our revenue is affected by player acceptance of electronic bingo as an addition or an alternative to paper bingo in our existing client establishments, our ability to at least maintain our market share and potentially expand operations into new markets. Our stationary bingo player terminals generate greater revenue per player terminal than our wireless bingo player terminals, but also require a greater initial capital investment. As our customer base changes from period to period through the addition of new customers or the occasional loss of existing customers, we experience an increase in sales revenue due to the addition of customers and a decrease in sales revenue due to the loss of customers. Our sales revenue is also affected from period to period as a result of changes in operations at our existing customer locations that result from numerous factors over which we have little or no control.

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

We envision that if we do develop significant product revenue sales, we will also see some recurring revenue component for both software upgrades and maintenance of the software components of our sold products.

Our expenses currently include:

(a) cost of revenue, depreciation of bingo terminals and other capitalized equipment under lease to customers, maintenance, repair and refurbishment of equipment in the field and related support of the equipment, and cost of shipping. Installation costs and initial shipment expenses associated with new customer lease contracts are expensed as cost of revenue in the period in which the equipment is deployed. Expenses related to maintenance, repair and refurbishment of our existing equipment that has been deployed at customer locations are expensed as cost of revenue in the period in which the maintenance, repair or refurbishment is performed. These expenses are incurred to, among other things, maintain our existing equipment in working order, provide our customers with updated equipment, fix software bugs, if any, provide new functionality and minimize the number of different installation configurations that we must support. We are not obligated to perform maintenance, repair or refurbishment under the terms of our rental agreements with our customers, but we do so in order to improve the quality and reliability of our products;

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

(d) costs of research and development activities geared to the further development of our gaming products including labor costs and costs of hardware and software testing, prototyping and development tools; and

(e) cost of maintaining, upgrading and expanding our manufacturing infrastructure including electronic assembly lines and web printing presses

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

In 2008, we incurred $623,250 in legal and professional fees as compared to $406,489 in 2007; the increase in legal and professional fees was primarily the result of an increase of expenses related to the litigations against defendants Planet Bingo, LLC, Melange Computer Services, Inc., and Gametech International, Inc.

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

Revenue Recognition

Revenue is currently recognized for bingo terminals placed in bingo halls under lease contracts based on (a) a fixed weekly fee per terminal available for bingo (even though our contracts are generally on a month to month basis); (b) a fixed fee per usage per bingo session; or (c) a percentage of the revenue generated by each terminal for bingo sessions played. We do not enter into any financing leases or sales type contracts with our customers. Our platform provides reports of daily usage for billing and reporting purposes for the latter two types of contracts. We bill our customers on a weekly and monthly basis for these revenues and recognize the revenue for the period the units are used or prorate for weekly fees. Existing revenue recognition is a key component of our results of operations, and determines the timing of certain expenses, such as commissions, which are reported in the same period when related revenues are recognized. We recognize revenue in accordance with accounting principles generally accepted in the United States when all of the following factors exist: (a) evidence of an arrangement with the customer; (b) installation of our gaming platform; (c) a fixed or determinable fee; and (d) collectability is reasonably assured. We exercise judgment in assessing the credit worthiness of our customers and therefore in our determination of whether collectability is reasonably assured. Should changes in conditions cause us to determine these criteria are not met for future transactions, revenue recognized for future reporting periods could be adversely affected.

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

Depreciation

The declining balance method of depreciation is used for furniture and fixtures, machinery and equipment and vehicles with a useful life of five to seven years. This method was selected because the productive usefulness of those assets decline at a rate more rapid than straight line. Leasehold improvements are depreciated over the life of the lease. Our rental assets are depreciated over five years using the straight line method. Our printing equipment assets are depreciated over eleven years using the declining balance method. The straight line method is used because we believe this method most accurately matches the costs with the revenues over the useful life of the product. We annually assess whether there is a possible impairment of the assets and equipment and to date have concluded that no impairments exist.

Investments Securities

The auction process for ARS historically provided a liquid market for these securities. In 2007, however, this process began to deteriorate. During 2008, the Company began to reduce its investment amount of ARS in its portfolio. While its portfolio was not affected by the auction process deterioration in 2008, some of the ARS the Company holds experienced auction failures during 2008. As a result, when the Company attempted to liquidate them through auction, it was unable to do so. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. As of January 31, 2009, the Company has received all scheduled interest payments associated with these securities.

Due to the absence of observable market quotes, the Company’s investments in auction rate securities are classified within level 3 and we have valued these assets using discounted cash flow models. The Company’s investment in long-term investment securities assessment as level 3 fair value is based on the underlying investment, the present value of future principal and interest payments discounted at rates considered to reflect the uncertainty of current market conditions and the overall capital market liquidity. As of December 31, 2008, the Company’s long-term investment securities portfolio included $3.2 million par value.  Based on the fair value estimate using the discounted cash flow model, par approximates fair value.  These municipal bonds are tax exempt and the Company has received monthly interest payments.

In November 2008, the Company entered into an agreement with the broker that sold the Company $6,550,000 of its auction rate securities that gives the Company the right to sell its existing auction rate securities back to the broker at par, an non-transferable right (“Put Right Agreement”), plus accrued interest, beginning on January 1, 2009 through January 4, 2011.

The Company considers the Put Right to be a freestanding financial instrument and the Company has accounted for it separately from the ARS. The Company has elected the fair value option to account for the Put Right pursuant to SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” and have recorded the instrument as an asset of approximately $1.1 million on our balance sheet with the short-term investment security as of December 31, 2008 with a corresponding gain recorded in other income, net.  In February 2009 the Company exercised the Agreement and converted its ARS at par value.

Simultaneously, the Company made an election under SFAS No. 115 to transfer our ARS from available-for-sale to trading securities. The transfer to trading securities reflects our intent to exercise the Put Right. Prior to entering into the agreement, our intent was to hold the ARS until the market recovered. At the time of the transfer, the unrealized loss on the ARS was immediately recognized in earnings of $1.1 million, as a component of other income, net.

We estimated the fair value of our ARS using the discounted cash flow model where we estimated the present value of future principal and interest payments discounted at rates considered to reflect the uncertainty of current market conditions and the overall capital market liquidity. The value derived through the discounted cash flow model was generally consistent with the quoted price indicated by the broker which holds our ARS at December 31, 2008.

We calculated the fair value of the Put Right based on the net present value of the difference between the par value and the fair value of the ARS on December 31, 2008.

Treasury Stock Policy

       The Company has accounted for the repurchase of its 321,268 shares using the Cost method under ARB 43 with the gross cost of the shares reacquired charged to the contra equity account “Treasury Stock.”

Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes , or FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position or results of operations.  We believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease within twelve months of the reporting date.

Software Development Cost Policy

We have capitalized certain software development costs since the achievement of the technological feasibility of our mobile gaming system. We have recorded these costs in accordance with the Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Since in the last quarter of 2008, our latest generation of mobile gaming terminals became generally available to customers at least for playing bingo games, we have stopped further capitalization of the respective software development costs and started to amortize previously accumulated capitalized software development costs of $2,106,733 utilizing the five-year straight-line amortization schedule.

Legal Contingencies

We are currently involved in various legal claims and legal proceedings. In management’s opinion, these matters are not expected to have a significant effect on our financial position or results of operations.

Results of Operations

The following table sets forth our results of operations as a percentage of revenue for each of the periods indicated:

Consolidated Income Statement

	Years Ended December 31,
	2008	2007
Revenue	100.0%	100.0%
Cost of revenue	15.9%	14.9%
Gross profit	84.1%	85.1%
Operating expenses:
General and administrative	32.9%	28.0%
Sales and marketing	27.5%	29.9%
Research and development	6.4%	3.2%
Total operating expenses	66.8%	61.1%
Income from operations	17.3%	23.0%
Other income	5.7%	9.5%
Income before income taxes	23.0%	33.5%
Provision for income taxes	5.1%	9. %
Net income	17.9%	24.0%

Years Ended December 31, 2008 and December 31, 2007

In the year ending December 31, 2008 our revenues and profits decreased while our costs increased as detailed below.

Sales revenue. Sales revenue was $16,019,207 in the year ended December 31, 2008, compared to $16,488,565 in the year ended December 31, 2007. The decrease of $469,358, or 2.8%, This decrease was due primarily to the reduction of revenue from charitable bingo halls, partially offset by the deployment of new units in the field.

For the year ended December 31, 2008, the net change in our revenue as a result of changes in our customer base was a decrease in revenue of $1,630,697 compared to the prior year, and the net change in revenue as a result of changes in operations at our existing customer locations was an increase of revenue of $1,161,339 over the same period in the prior year.

Cost of revenue. The cost of revenue was $2,549,696 or 15.9% of revenue in 2008, compared to $2,456,557 or 14.9% of revenue in 2007, an increase of $93,139, or 3.8%. The increase is the result of amortization of software development cost, partially offset by a slight reduction in repairs and upgrade cost.

General and administrative. The general and administrative expenses were $5,266,352 or 32.9% of revenue in 2007, as compared to $4,623,322 or 28.0% of revenue in 2007, an increase of $643,030 or 13.9. The increase in general and administrative expenses was attributable primarily to a substantial increase in labor costs during the year.

Sales and marketing. The sales and marketing expenses were $4,414,699, or 27.6% of revenue in 2008, as compared to $4,930,823, or 29.9% of revenue in 2007, a decrease of $516,124, or 10.5%. This decrease was primarily attributable to the reduction of commissions paid to distributors.

Research and development. The research and development expenses were $1,017,974 or 6.4% of revenue in 2008, compared to $533,149 or 3.2% of revenue in 2007, an increase of $484,825 or 90.9%. The overall increase in research and development costs was primarily attributable to a reduction in capitalized labor costs related to the ongoing development of our Mobile Gaming Platform. In 2008, $341,000 of research and development costs was capitalized as compared to $961,575 capitalized in 2007. In addition, there were no research and development costs capitalized in the fourth quarter of 2008 that would otherwise have amounted to $102,000.

Other income and expense. Other income was $919,813, or 5.7% of revenue in 2008, as compared to $1,558,729, or 9.5% of revenue in 2007, a decrease of $638,916. The decrease in other income was attributable primarily to the reduction in the amount of interest earned on our investment funds due to the ongoing liquidation of our auction rate securities and the transfer of released funds into liquid accounts that yield lower interest rates than the ARS. Note also that in 2007, $469,586 was collected from a prior legal settlement positively affecting the 2007 “other income” category.

Provision for income taxes. An income tax provision of $812,754 with an effective tax rate of 22.0% was recorded in 2008, as compared to $1,555,895 with an effective tax rate of 29.7% recorded in 2007, a decrease of $743,141 or 47.8%. The decrease in the tax provision is primarily attributable to the decrease in the taxable income for the year ended December 31, 2008 combined with the positive effect of the reversal of the FIN 48 liability and other tax credits.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily with revenue generated from the leasing of our bingo products. At December 31, 2008, our principal sources of liquidity were cash, cash equivalents and current investment securities of $26,448,214 and accounts receivable (net of allowance for doubtful accounts) of $1,509,583. During February 2009 we converted our investment securities from ARS to a liquid fund. We anticipate that our leasing revenue, which is our principal source of revenue today, will be sufficient to fund our operating expenses in the short term. Long term cash is expected to be generated from existing operations and potentially, also through selling or leasing of our products in new markets.

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

Summary of Combined and Consolidated Statements of Cash Flow

	Years Ended December 31,
	2008	2007

Net cash provided by operating activities	$3,685, 967	$6,543,103
Net cash provided by (used in) investing activities	11,698,312	(5,522,976)
Net increase in cash and cash equivalents	15,384,279	1,020,127
Cash and cash equivalents, beginning	4,513,935	3,493,808
Cash and cash equivalents, ending	$19,898,214	$4,513,935

Operating Activities

For the year ended December 31, 2008, the net cash of $3,685,967 provided by our operating activities was primarily due to the net income of $2,877,545, the depreciation and amortization of $2,215,679, the issuing of common stock for certain services of $205,872 and the change in operating assets and liabilities of $1,613,129. In comparison, for the year ended December 31, 2007, the net cash of $6,543,103 provided by our operating activities was primarily due to the net income of $3,947,548, the depreciation and amortization of $1,905,730, the issuing of common stock for certain services of $164,614 and the change in operating assets and liabilities of $525,211. The overall cash increase of $15,384,279 in 2008 as compared to 2007 was primarily due to the liquidation of auction rate securities in 2008.

Investing Activities

For the year 2008, $11,698,312 of net cash was provided by investing activities, with $1,847,439 spent on other capital expenditures and $18,575,000 of marketable securities sold and $5,029,249 of marketable securities purchased during the period.

For the year 2007, $5,522,976 of net cash was used for investing activities, with $3,372,976 being used to fund the manufacture of equipment for lease to our customers and $2,150,000 was used to invest in marketable securities.

Financing Activities

For the years 2008 and 2007, no cash was provided by or used for financing activities.

Off-Balance Sheet Arrangements

As of December 31, 2008, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of December 31, 2008:

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Facilities leases	$213,388	$716,966	$196,425	$—	$1,126,779
	$213,388	$716,966	$196,425	$—	$1,126,779

Recent Accounting Pronouncements

SFAS 141R

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141R requires an acquirer to recognize the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is in the process of evaluating the impact of this standard; however, the Company does not expect the adoption of SFAS No. 141R will have a material effect on its financial condition, results of operations or cash flows.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” which changes the accounting and reporting standards for the non-controlling interests in a subsidiary in consolidated financial statements.  SFAS 160 recharacterizes minority interests as non-controlling interests and requires non-controlling interests to be classified as a component of shareholders’ equity.  SFAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  The Company does not expect the adoption of SFAS No. 160 to have a material effect on its financial condition, results of operations or cash flows.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

___________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FortuNet, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of FortuNet, Inc and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FortuNet, Inc and subsidiaries as of December 31, 2008 and 2007 and the results of its operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schechter Dokken Kanter Andrews & Selcer Ltd.

Minneapolis, Minnesota
March  10, 2009

FORTUNET, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$19,898,214	$4,513,935
Investment securities and related Put Right Agreement (short term)	6,550,000
Accounts receivable, net of allowance for doubtful accounts	1,509,583	1,431,721
Refundable income taxes	160,649	156,031
Inventories	2,363,430	1,200,512
Prepaid expenses	155,617	313,414
Deferred tax asset	294,957	135,858
Total current assets	30,932,450	7,751,471
Property and equipment, net of
accumulated depreciation	5,866,847	6,438,187
Investment securities (long term)	3,200,000	25,125,000
Canadian certificate of deposit - guaranteed investment contract	1,829,249
Other assets, net of accumulated amortization	2,054,619	1,819,980
Deferred tax asset	574,425	780,454
Total assets	$44,457,590	$41,915,092

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$221,557	$499,201
Commissions payable	109,049	178,060
Accrued expenses	233,456	349,944
Treasury stock payable	568,644
Income tax liability		102,400
Total current liabilities	1,132,706	1,129,605

Stockholders’ equity:
Common stock
.001 par value 150,000,000 shares authorized, 11,351,279
Issued and outstanding at December 31, 2007 and 11,042,011
shares issued and outstanding at December 31, 2008	11,363	11,351
Treasury stock, at cost; 321,268 shares	(568,644)
Additional paid in capital	30,086,162	29,855,678
Retained earnings	13,796,003	10,918,458
Total stockholders’ equity	43,324,884	40,785,487
Total liabilities and
stockholders’ equity	$44,457,590	$41,915,092

See notes to consolidated financial statements.

FORTUNET, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended
	December 31,
	2008	2007
Revenue	$16,019,207	$16,488,565
Cost of revenue	2,549,696	2,456,557
Gross profit	13,469,511	14,032,008
Operating expenses:
General and administrative	5,266,352	4,623,322
Sales and marketing	4,414,699	4,930,823
Research and development	1,017,974	533,149
Total operating expenses	10,699,025	10,087,294
Income from operations	2,770,486	3,944,714

Interest income, net	918,527	1,087,809
Other income	1,138,986	470,920
Other expense	(1,137,700)
Income before income taxes	3,690,299	5,503,443
Provision for income taxes	812,754	1,555,895
Net income	$2,877,545	$3,947,548
Weighted average shares – basic	11,351,950	11,345,849
Earnings per share – basic	$.25	$.35
Weighted average shares – diluted	11,357,106	11,349,096
Earnings per share – diluted	$.25	$.35

See notes to consolidated financial statements.

FORTUNET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common	Common	Treasury	Additional		Total
	Outstanding	Stock	Stock	Paid-in	Retained	Stockholders'
	Shares	Dollars	Dollars	Capital	Earnings	Equity
Balance, January 1, 2007	11,341,612	$11,342		$29,620,830	$6,970,910	$36,603,082
Stock issued for services	9,667	9		77,843		77,852
Stock option cost				157,005		157,005
Net income					3,947,548	3,947,548
Balance, December 31, 2007	11,351,279	$11,351		$29,855,678	$10,918,458	$40,785,487
Stock issued for services	12,000	12		74,388		74,400
Stock option cost				156,096		156,096
Stock repurchase	(321,268)		$(568,644)			(568,644)
Net income					2,877,545	2,877,545
Balance, December 31, 2008	11,042,011	$11,363	$(568,644)	$30,086,162	$13,796,003	$43,324,884

See notes to consolidated financial statements.

FORTUNET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,877,545	$3,947,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,102,342	1,784,027
Amortization	113,337	121,703
Stock issued for services	205,872	164,614
Deferred taxes	46,930	57,115
Change in operating assets and liabilities:
Accounts receivable	(77,862)	4,878
Refundable income taxes	(4,618)	133,458
Inventories	(1,162,918)	355,122
Prepaid expenses	157,797	(156,031)
Other assets	(6,915)	(1,584)
Accounts payable	(277,644)	362,860
Commissions payable	(69,011)	118,750
Accrued expenses	(116,488)	(116,549)
Income tax liability	(102,400)	(232,808)
Net cash provided by operating activities	3,685,967	6,543,103

Cash flows from investing activities:
Purchase of equipment and property	(1,847,439)	(3,372,976)
Sale of investment securities	18,575,000	9,950,000
Purchase of investment securities	(5,029,249)	(12,100,000)
Net cash provided by (used in) investing activities	11,698,312	(5,522,976)

Net increase in cash and cash equivalents	15,384,279	1,020,127

Cash and cash equivalents, beginning	4,513,935	3,493,808
Cash and cash equivalents, ending	$19,898,214	$4,513,935

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$766,800	$1,904,543
Cash paid for interest		$19,459
Non-cash investing and financing activities:
Stock options capitalized as software development costs	$24,624	$70,243
Treasury stock purchased, not yet paid	$568,644

See notes to consolidated financial statements.

FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Nature of business and summary of significant accounting policies:

Nature of business:

FortuNet, Inc. (FortuNet) and its wholly-owned subsidiaries, Millennium Games (Millennium), Star Bingo Holdings, LLC and Star Bingo Supply, LLC (collectively the Company); FortuNet was incorporated in 1989 in Nevada. FortuNet is engaged primarily in the business of designing, manufacturing, field maintenance and leasing electronic gaming and entertainment systems throughout North America.

The Company derives substantially all revenues from the gaming industry in the United States and Canada. Changes in laws and regulations related to gaming in each state or province can affect the Company’s revenues in any given state or province.

Basis of accounting and principles of consolidation:

     The Company has not elected to adopt the option available under Financial Accounting Standards Board No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to measure any of its eligible financial instruments or other items. Accordingly, the Company continues to measure all of its assets and liabilities on the historical cost basis of accounting except as otherwise disclosed herein.

The consolidated financial statements for years 2008 and 2007 include the accounts of FortuNet and its wholly-owned subsidiaries. All inter-company transactions have been eliminated for all periods presented.

Cash and cash equivalents:

The Company considers all highly liquid investments which have maturities of three months or less, when acquired, to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. Cash and cash equivalents subject the Company to concentrations of credit risk. At December 31, 2008 and 2007, the Company had invested approximately $17.1 million and $3.0 million respectively, in cash equivalents in the form of money market funds with four major investment companies and held approximately $3.4 million and $1.5 million, respectively, in a single commercial bank.

Investment securities (see also note 3):

In accordance with Statement of Financial Accounting Standards No.115, “Accounting for Certain Debt and Equity Securities,” investments are classified as available-for-sale except for the portion of our Auction Rate Securities (“ARS”) that are classified as short term investments. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis.   Interest and dividends on securities classified as available-for-sale are included in interest income.

     As of December 31, 2008, certain equity securities held in short-term investments related to our ARS are classified as trading securities. Investments designated as trading securities are carried at fair value on the balance sheet, with the unrealized gains or losses recorded in other income in the period incurred. These securities are subject to a Put Right Agreement described in Note 3 that was received in settlement from the selling broker enabling the ARS to be redeemed by such selling broker at par during a stated period, and they were so redeemed subsequent to December 31, 2008. The Put Right Agreement, issued in the fourth quarter of 2008, was recorded as a separate asset (and other income) at its estimated fair value equal to the estimated impairment adjustment to the related ARS.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” and FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the

FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Market for That Asset is Not Active” to value our financial assets and liabilities that are carried at fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.

Due to the absence of observable market quotes, the Company’s investments in ARS are classified within level 3 and valued using a discounted cash flow model. The municipal bonds underlying the Company’s investment ARS that are classified as noncurrent are tax exempt, and the Company has been receiving monthly interest payments when due. Based on its discounted cash flow analysis of future principal and interest payments further discounted to reflect the uncertainty of current market conditions and the overall capital market liquidity of the ARS instruments,  management has concluded that these securities are not presently impaired and that their estimated fair value is equal to par.

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

The credit and capital markets have continued to deteriorate in 2008. Continuation or acceleration of the current instability in these markets and/or deterioration in the ratings of the Company’s investments may affect its ability to liquidate these securities, and therefore may affect its future financial condition, cash flows and earnings.

The Company continues to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of its investments. If the current market conditions continue, in which some auctions for ARS fail, or the anticipated recovery in market values does not occur, the Company may be required to record unrealized losses or impairment charges in 2009. As auctions have closed successfully, the Company has converted its investments in ARS to money market funds. The Company believes it will have the ability to hold any auction rate securities for which auctions fail until the market recovers. It does not anticipate having to sell these securities in order to operate its business.

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

	2008	2007
Parts and assemblies	$1,680,031	$1,103,612
Work in process	683,399	96,900
	$2,363,430	$1,200,512

Property and equipment:

Property and equipment are stated at cost. Depreciation is provided using the declining balance method except for rental assets for which the straight line method is used. Estimated lives used for depreciation are as follows:

FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Rental assets	5 years
Furniture and fixtures	5-7 years
Machinery and equipment	5 years
Printing equipment	11 years
Vehicles	5 years
Improvements	2-7 years

Software development capitalization:

The Company capitalizes internally developed software costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization of development costs of software products begins once the technological feasibility of the product is established. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. Starting in April 2006 through September 2008 the Mobile Gaming System internal software development costs have been capitalized as technological feasibility of the product was established in April 2006. Since the latest generation of our mobile gaming platform became generally available for distribution to at least our current bingo customers in the fourth quarter of 2008, we have stopped capitalizing the respective software development costs and started to amortize the previously accumulated capitalized software development cost on the applicable five-year amortization schedule (see note 5).

Revenue recognition:

The Company leases its products, using operating leases directly to gaming facilities and through several regional distributors. The agreements generally require lessees to pay rent for player terminals only when they are actually used based upon an automated reporting system whereby each day’s usage by customer is reported to the Company or a self-reporting system where the customer submits sales information to the Company which is used as the basis for determining revenue. The Company recognizes revenue as the devices are used in accordance with each lease agreement. Most leases are on a per-use arrangement with some lease payments being determined as a percentage of revenue that the devices generates for the lessee and some devices are leased at a flat weekly amount. The terms range from one to eight years duration with annually renewable leases; and also include month-to-month leases. . The Company recognizes revenue as the devices are used based upon the automated reporting system or self-reporting system described above. Sales taxes collected from customers are excluded from revenue, but rather are recorded as a liability payable to the appropriate taxing authority and included in accrued expenses.

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

Accounts receivable and allowance for doubtful accounts:

The Company’s receivables are recorded when revenue is recognized in accordance with its revenue recognition policy and represent claims against third parties that will be settled in cash. The Company estimates the possible losses resulting from non-payment of outstanding accounts receivable. The Company evaluates the

FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

allowance for doubtful accounts using current year account activity, historical trend information and specific account identification. After all attempts to collect a receivable have deemed to be futile, the receivable is written off against the allowance. Balances greater then ninety days old are considered past due and are considered by management when determining the allowance for doubtful accounts. The carrying value of the Company’s receivables, net of allowance for doubtful accounts, represents their estimated net realizable value. The maximum losses that the Company could incur if a customer failed to pay would be limited to the amount due after the related allowances provided plus the net carring value of the leased equipment if not returned.

Income taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves and liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date.

The Company’s income tax returns are subject to examination by the Internal Revenue Service and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on the criteria of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes , or FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Treasury Stock Policy:

       The Company has accounted for the repurchase of its 321,268 shares using the Cost method under ARB 43 with the gross cost of the shares reacquired charged to the contra equity account “Treasury Stock.”

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. The principal estimate is the 5 year life of rental assets. While actual results could differ from those estimates, management believes that the estimates are reasonable.

Earnings per share:

In accordance with the provisions of SFAS No. 128, Earnings Per Share, earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. The calculation excludes 44,000 and 50,000 options that are outstanding at December 31, 2008 and 2007 respectively, but are deemed to be anti-dilutive as their exercise price exceeds the average closing price used in the calculation of diluted earnings per share.

FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Years ended December 31,
	2008	2007
Net income	$2,877,545	$3,947,548
Weighted average shares – basic	11,351,950	11,345,849
Earnings per share – basic	$.25	$.35
Weighted average shares – diluted	11,357,106	11,349,096
Earnings per share – diluted	$.25	$.35

Fair value of financial instruments:

The carrying amount reflected in the balance sheets for financial assets not carried at fair value (note 3), including cash and cash equivalents, accounts receivable and all liabilities, approximate the respective fair values due to the short maturities of those instruments.

Stock-based compensation:

On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”). Prior to 2006 the Company had not issued any employee stock options and, therefore, had not adopted any policy for accounting for them.  Accordingly, the adoption of SFAS No. 123R was not an accounting change.

The outstanding stock options as of December 31, 2008 were all issued in 2006 and no stock options were issued in 2008. The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for all options granted:

		Range	Average
Weighted	Expected volatility	59.67 - 78.4%	59.98%
Average	Expected dividend yield	0.00%	0.00%
Assumptions	Expected life(term)	3.5 years	3.5 years
	Risk-free interest rate	4.71%	4.71%

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of the grant. The expected life of options was determined by using the simplified method of Staff Accounting Bulletin 107. Expected volatility of stock was calculated using historical and implied volatilities. The company applied an estimated forfeiture rate of 22% to the options granted in 2006, and there were no options granted in 2008. This rate was calculated based upon an estimate of granted shares not expected to vest. If actual forfeitures differ from the expected rate, the Company may be required to make additional adjustments to compensation expense in future period.

Concentrations:

Financial instruments which potentially subject the Company to a concentration of credit risk are cash and cash equivalents, investment securities consisting of ARS through accounts with investment bankers, and accounts receivable. The Company maintains its cash and securities at a number of financial institutions primarily in the form of interest bearing accounts, money market funds and certificates of deposits that at times the balances exceed federally insured limits. The possible loss, if any, to be incurred in the event of a future failure of a financial institution cannot be estimated at this time.

The Company’s accounts receivable are due from gaming establishments and gaming distributors. The Company does not require collateral to extend credit to their customers but perform ongoing credit evaluations of their customers’ financial condition. One customer made up 37%, and 34% of sales revenues in 2008 and 2007,

FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

respectively.  The loss of this customer, without replacing it, could have a significant impact on our revenues, earnings and cash flows.

     The United States is experiencing a recession accompanied by, among other things, reduced casino gaming and nationwide, instability in the commercial and investment banking systems and reduced credit availability, and is also engaged in war, all of which are likely to have far-reaching effects on economic activity in the country for an indeterminate period. The effects and probable duration of these conditions and related risks and uncertainties on the Company and its future operations and cash flows cannot be estimated at this time but could be significant.

Third-party assemblers:

The Company depends on one third-party assemblers for a majority of the subassemblies for the Company’s gaming systems. If these assemblers were to cease doing business with the Company, replacement assemblers would need to be located. The Company believes that a number of other assemblers could be located to manufacturer the subassemblies for the Company’s gaming systems. However, the Company may not be able to substitute, or produce new gaming systems without interruption of the production line or a cost increase.

Litigation costs:

     The Company does not accrue for future litigation costs, if any to be incurred in connection with outstanding litigation and other dispute matters but rather records such costs when the legal and other services are rendered.

Reclassification:

     Capitalized software development costs of $1,765,673 as of December 31, 2007 have been reclassified from property and equipment, net of accumulated depreciation on the current balance sheets to other assets, net of accumulated amortization to correct an error in classification.   The error correction had no effect on earnings or net income.

2.           Property and equipment:

     Property and equipment includes assets used in the daily operations of the Company and assets leased to the Company’s customers through operating leases Rental Assets include player terminals and supporting equipment necessary to operate the system. Assets not yet placed in service consist of equipment for additional revenue producing products. During 2008, the Company placed into service approximately $1,487,713 of web press printing equipment.  Property and equipment and rental assets and the related accumulated depreciation consist of the following:

	December 31,
	2008	2007
Furniture and fixtures	$71,735	$68,099
Machinery and equipment	406,521	392,191
Printing Equipment	2,027,075	--
Vehicles	130,959	100,905
Leasehold improvements	193,119	177,226
	2,829,409	738,421
Accumulated depreciation	(774,261)	(517,727)
	2,055,148	220,694
Lease assets	17,010,693	16,103,952
Accumulated depreciation	(13,198,994)	(11,374,172)
	3,811,699	4,729,780
Assets not yet placed in service	--	1,487,713
	$5,866,847	$6,438,187

FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.           Investment Securities:

On January 1, 2007, we adopted the methods of fair value as described in SFAS 157 to value our financial assets carried at fair value pursuant to SFAS 115. There was not effect, however, on the 2007 financial statements of this change. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. SFAS 157 establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

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

Financial assets and liabilities included in our financial statements and measured at fair value on a recurring basis as of December 31, 2008 are classified based on the above valuation method are provided in the table below:

		Fair Value Measurement at December 31, 2008
Description	Total	Level 1	Level 2	Level 3

Assets:
Auction rate securities (current)	$5,412,300	—		$5,412,300
Put Right Agreement	1,137,700			1,137,700
Auction rate securities (long term)	3,200,000	—		3,200,000

Total assets at fair value	$9,750,000			$9,750,000

The following table presents the Company’s activity for level 3assets as defined in SFAS 157, which are measured at fair value on a recurring basis using significant unobservable inputs for the year ending December 31, 2008:

Auction Rate
Securities and
Put Right
Agreement
Balance at December 31, 2007	$ -----
Transfer to Level 3	9,750,000
Total gains or (losses) (realized or unrealized) included in earnings	-----
Purchases and settlements (net)	-----
Balance at December 31, 2008	$9,750,000

In November 2008, the Company entered into an agreement with the broker that sold the Company $6,550,000 of its auction rate securities that gives the Company the right to sell its existing auction rate securities back to the

FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

broker at par, an non-transferable right (“Put Right Agreement”), plus accrued interest, beginning on January 1, 2009 through January 4, 2011.

The Company considers the Put Right Agreement to be a freestanding intangible asset and the Company has accounted for it separately from the ARS. The Company has recorded the instrument as an asset of approximately $1.1 million on its balance sheet and presented it together with the related short-term ARS investment security as of December 31, 2008, with a corresponding gain recorded in other income.

   In connection with the receipt of the Put Right Agreement, the Company made an election under SFAS No. 115 to reclassify the related ARS from available-for-sale to trading securities. The transfer to trading securities reflects management’s intent to exercise the Put Right Agreement. At the time of the reclassification, the estimated unrealized impairment loss of $1.1 million on the related ARS was immediately recognized in earnings, as a component of other expense.

The Companies estimated fair value derived through the discounted cash flow model was generally consistent with the quoted price indicated by the broker which holds its short-term ARS at December 31, 2008.

     Management estimated the fair value of the Put Right Agreement to be equal to the net present value of the difference between the par value and the fair value of the ARS on December 31, 2008, with no discounting since it was immediately exercisable.

The following table summarizes the original cost basis, the aggregate fair value and gross unrealized holding gains and losses at December 31, 2008 and 2007, respectively.

		Fair	Unrealized Holding
	Cost Basis	Value	Gains	(Losses)	Net
2007:
Maturities greater than five years:
Municipal Bonds (ARS)	$25,125,000	$25,125,000	$—	$—	$—
2008:
Maturities less than one year
Municipal Bonds (ARS and
related) Put Right Agreement	$6,550,000	$6,550,000	$1,137,700	$1,137,700	$6,550,000
Maturities greater than five years:
Municipal Bonds (ARS)	$3,200,000	$3,200,000	$—	$—	$—

The original cost basis of investment securities includes the direct costs to acquire the securities.

4.  Canadian certificate of deposit - guaranteed investment contract:

The Company holds a Canadian investment in a guaranteed investment contract with a fixed term and rate through a Canadian bank. The Company uses this Canadian bank for transactions with its Canadian customer and other activities using Canadian dollars and converts to U.S. dollars as of December 31, 2008.

5.           Other assets:

Other assets include the cost of the fully amortized signing bonus the Company paid in accordance with the terms of a five-year lease agreement to lease gaming devices to a customer. This signing bonus was paid to allow the lessee to prepare the location for the installation of our equipment. The signing bonus was amortized over the initial lease period of 60 months, which began in 2004, amortization expense for the year ended December 31, 2008 and

FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2007 was $8,000 and $24,000, respectively. During 2008, the Company reclassified $1,765,673 of previously accumulated capitalized software development costs from fixed assets to other assets and capitalized $341,060 in 2008 of additional software development costs. In the fourth quarter of 2008, the Company began to amortize these software development costs in accordance with SFAS No. 86 (see Note 7).

	December 31,
	2008	2007
Signing bonus	120,000	120,000
Accumulated amortization	(120,000)	(112,000)
	--	8,000
Software development cost	2,106,733	1,765,673
Accumulated amortization	(105,337)	--
	2,001,396	1,765,673
Other	53,223	46,307
	$2,054,619	$1,819,980

The following schedule details the yearly amortization of capitalized software development cost for the next five years:

Year	Amortization
2009	421,347
2010	421,347
2011	421,347
2012	421,347
2013	316,008

6.           Commitments:

The Company has operating lease agreements for office space and production facilities, which expire in September 2013. The leases contain escalating rent payments clauses. The minimum rental payments for the remainder of the term of the lease are as follows:

Year	Amount
2009	213,388
2010	220,109
2011	243,562
2012	253,295
2013	196,425

Lease expenses are recognized on a straight-line basis over the leases terms. Rental expenses on all operating leases were $190,288 and $145,764 in 2008 and 2007, respectively.

7.            Income taxes:

The income tax provisions consist of the following:

 FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	2008	2007
Current:
Federal	$611,697	$1,287,143
State	144,138	211,637
Total current	755,835	1,498,780
Deferred:
Federal	46,065	49,050
State	10,854	8,065
Total deferred	56,919	57,115
	$812,754	$1,555,895

The Company has revenues derived from Canada, but in our opinion, the Company is not obligated to pay Canadian income taxes in view of the Canada Exemption under the Canada-US Tax Convention, whereby residents of the USA with no permanent establishment situated in Canada are taxable only in the USA.

The following are the principal components of deferred tax assets occurring as a result of transactions being reported in different years for financial and tax reporting:

	December 31,
	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$63,498	$12,544
Difference in tax and financial amortization lives	392,394	421,996
Inventories, primarily due to capitalization for tax purposes	92,896	28,363
Property and equipment primarily due to differences in depreciation	182,030	358,458
Accrued expenses	138,564	94,951
	$869,382	$916,312

Amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2008	2007
Deferred tax asset:
Current	$294,957	$135,858
Long-term	574,425	780,454
	$869,382	$916,312

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Years ended December 31,
	2008	2007
Federal statutory tax rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.2	4.2
Municipal bond interest income	(7.7)	(6.9)
Other permanent differences	(1.5)	(1.8)
Federal tax credits	(4.6)
Other	(2.4)	.2
Effective tax rate	22.0%	29.7%

FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As a result of the adoption of FIN 48, as amended by FIN 48-1, at the beginning of fiscal 2007, we reclassified $102,000 to income tax liability. This liability for previously unrecognized tax benefits relates to state income taxes from prior years. At the end of 2008, $102,000 was a recognized tax benefit as this possible tax liability expired.

8.           Research and development:

Research and development costs are primarily the uncapitalized costs of software and hardware development and the costs of continued enhancements for the electronic gaming systems that the Company leases to customers. Research and development costs relating principally to the improvements in products generating revenues are expensed as incurred. Hardware, tools and tooling that have an alternative future use, such as for manufacturing, are capitalized. Hand tools used in research and development, as well as special purpose fixtures are expensed when incurred. Software development costs totaling $341,060 and $961,575 were capitalized in 2008 and 2007, respectively in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.  In accordance with SFAS No. 86, the Company determined at the beginning of the fourth quarter of 2008 that Company’s mobile gaming platform became generally available for distribution, at least to our current bingo customers, and accordingly, started to amortize the previously capitalized software development costs. The amortization amount for the year ended December 31, 2008 was $105,337.

9.           Retirement plan:

The Company sponsors a 401(k) plan in which employees may defer up to 15% of their earnings. The Company may make contributions to the 401(k) at the discretion of the board of directors. The Company has made no contributions to the plan so far.

10.           Litigation:

The Company is currently involved in various legal claims and legal proceedings. In management’s opinion, although these matters are not expected to have a significant effect on our financial position or results of operations, managements unable to estimate minimum losses, if any to be incurred and, therefore, no provision has been made.

In 2007, the Company received a one-time collection payment on a prior legal settlement in the amount of $469,586 that was included in the other income category in the consolidated statements of income.

11.           Allowance for doubtful accounts:

	Balance at beginning of period	Additions charged to expenses	Other	Write-offs, net of collections	Balance at end of period
Allowance for doubtful accounts, deducted from accounts receivable, for the year ended December 31:
2007	$34,366	--	--	--	$34,366
2008	$34,366	139,600	--	--	$173,966

FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

12.           Share-Based compensation:

On October 21, 2005, the Company’s Board of Directors adopted two equity incentive plans, the 2005 Stock Incentive Plan and the 2005 Stock Incentive Plan for Independent Directors. The 2005 Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, phantom stock rights, bonus stock and awards for employees or independent contractors. Participation in the 2005 Stock Incentive Plan for Independent Directors is limited to those individuals whom, on the date of issue of the award, are non-employee directors, as defined in Rule 16b-3 under the Securities Act. A total of 725,000 shares of common stock have been reserved for issuance under the 2005 Stock Incentive Plan and 100,000 shares has been reserved for issuance under the 2005 Stock Incentive Plan for Independent Directors.

The exercise price for each incentive stock option granted under the 2005 Stock Incentive Plan may not be less than 85% of the fair market value of the common stock on the date of the grant. The plans will terminate ten years after the date of its adoption, unless earlier terminated by the Board of Directors. Options have been granted during 2006 of 76,000 shares and no options were granted in 2007 and 2008. During 2008 and 2007, 6,000 and 11,000 options were forfeited, respectively, leaving a balance of 44,000 share options to purchase shares of our common stock under these plans at December 31, 2008. All options granted in 2006 have a three year vesting period and a five year life. Option costs that were expensed were $131,472 and $85,853 and option cost capitalized $24,624 and $70,243 in 2008 and 2007, respectively.

On March 3, 2007, the Company issued 10,000 shares of restricted stock to its’ independent members of the board of directors, 2,000 of these shares were forfeited by two members who were not re-elected to the Board of Directors. On May 9, 2007, 2,667 shares were granted to a new board member, the 10,667 shares were vested at December 31, 2007. On March 13, 2008, the Company issued 12,000 shares of restricted stock to its’ independent members of the board of directors.

Compensation cost for value related to restricted stock issued for the year ended December 31, 2008 and 2007, totaled $74,400 and $164,614 respectively. These expenses are included in general and administrative expenses.

A summary of the Company’s incentive stock option activity and related information for the years ended December 31, 2007 and 2008 is shown in the following table:

	Weighted Average		Aggregate
	Shares	Exercise Price	Intrinsic Value		Grant Date FV
Outstanding January 1, 2007:	61,000	$14.73	$	---	$7.06
Vested and exercisable	-	$-			$-
Non-vested	61,000	$14.73	$	---	$7.06
Forfeited	(11,000)	$14.62			$6.98
Outstanding December 31, 2007:	50,000	$14.73	$	---	$7.06
Vested and exercisable	16,667	$14.73	$	---	$7.06
Non-vested	33,333	$14.73	$	---	$7.06
2008 Activity:
Forfeited	(6,000)	$14.62	$	----	$6.98
Outstanding December 31, 2008:	44,000	$14.78	$	----	$7.06
Vested and exercisable	29,333	$14.78	$	----	$7.06
Non-vested	14,667	$14.78	$	----	$7.06

At December 31, 2008, option exercise prices were $14.62 for 43,000 options and, $21.56 for 1,000 options, and the weighted-average remaining contractual life was 27 months.

As of December 31, 2008, the total compensation cost related to nonvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was $34,320.  The cost will be amortized

FORTUNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

on a weighted average basis over the remaining vesting period of the stock options which was 3 months at December 31, 2008.

The aggregate intrinsic value represents the difference between the closing price of our common stock on December 31, 2008, which was $1.71, and the exercised price, multiplied by the number of stock options as of the same date. This represents the amount that would have been gained or lost by the stock option holders if they all had exercised their stock options on December 31, 2008. Since the stock price was below the exercise price on December 31, 2008 and December 31, 2007, it is anticipated that there will be no stock option exercises, and the aggregate intrinsic value is zero at each respective date. In future periods, this amount may change depending on fluctuations in our stock price.

13.           Quarterly financial information (unaudited)

Summarized unaudited quarterly financial information for the years 2008 and 2007 are noted below:

	Year Ending December 31, 2008 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$4,121,633	$3,974,999	$3,922,447	$4,000,128
Gross Profit	$3,440,653	$3,390,704	$3,389,102	$3,249,052
Income (loss) from operations	$954,423	$754,500	$662,048	$399,515
Net income (loss)	$943,551	$866,336	$611,580	$456,078
Net income (loss) per share:	$.08	$.08	$.05	$.04

	Year Ending December 31, 2007 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$4,332,668	$4,163,890	$4,273,737	$3,718,270
Gross Profit	$3,785,132	$3,532,418	$3,686,346	$3,028,112
Income from operations	$1,032,150	$999,403	$1,287,518	$625,637
Net income	$1,271,522	$929,663	$1,132,920	$613,439
Net income per share:	$.11	$.08	$.10	$.06

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Although throughout the entire year 2008, the offices of the Chief Executive Officer and of the Chief Financial Officer were carried by two separate persons, as of January 5, 2009 our Chief Executive Officer temporarily carries the additional duties of acting Chief Financial Officer.

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2008 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective during at least a portion of 2008, at the reasonable assurance level to enable the Company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion. Such conclusion resulted from the identification of deficiencies that were determined to be significant deficiencies. Specifically, we did not have appropriate internal controls in the following area:

•
Lack of separation of duties within the accounting department: At the end of 2008, we have reviewed our financial reporting and investment procedures and have determined that even though we did fill a position of Controller with a qualified person, we still need to achieve a higher level of separation of duties within the accounting department.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective during at least a portion of 2008 including the significant deficiency described above, we believe that the financial statements included in this Annual Report on Form 10-K correctly present in all material respects our financial position, results of operations and cash flows for the periods covered therein.
 Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers and directors required by this Item is incorporated by reference to the section entitled “Proposal One — Election of Directors” in the Company’s Definitive Proxy Statement in connection with the 2009 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2008. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information required by 10A-3(d) of the Exchange Act is incorporated by reference to the section entitled “Board and Corporate Governance Matters” in the Proxy Statement.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding compensation plans and arrangements under which shares of the Company’s common stock may be issued, including compensation plans that were approved by the Company’s stockholders as well as compensation plans that were not approved by the Company’s stockholders. Information in the table is as of December 31, 2008.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders(1)	44,000	$14.78	691,721
Equity compensation plans not approved by stockholders	—	—	—
Total / Weighted Ave. / Total	44,000	$14.78	691,721
(1) Represents 51,000 shares of the Company’s common stock issuable upon exercise of options outstanding under the Company’s 2005 Stock Incentive Plan.

We have established two equity compensation plans: our 2005 Stock Incentive Plan and our 2005 Stock Incentive Plan for Independent Directors. A total of 725,000 shares of our common stock has been reserved for issuance under the 2005 Stock Incentive Plan and 100,000 shares have been reserved for issuance under the 2005 Stock Incentive Plan for Independent Directors. As of December 31, 2008, 61,112 shares of our common stock had been issued under our 2005 Stock Incentive Plan, and 28,167 shares of our common stock had been issued under our 2005 Stock Incentive Plan for Independent Directors.

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
Report of Schechter Dokken Kanter Andrews & Selcer Ltd., Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Income and Comprehensive Income for the two years ended December 31, 2008
Consolidated Statement of Stockholder’s Equity (Deficiency) for the two years ended December 31, 2008
Consolidated Statements of Cash Flows for the two years ended December 31, 2008
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
31.1
Certification of Yuri Itkis, Chairman of the Board of Directors, Chief Executive Officer, and Chief Financial Officer of FortuNet, Inc. dated March 11, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Yuri Itkis, Chairman of the Board of Directors, Chief Executive Officer, and Chief Financial Officer of FortuNet, Inc. dated March 11, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Yuri Itkis, Chief Executive Officer,
Chairman of the Board and Chief Financial Officer

Date: March 11, 2009

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yuri Itkis, and Boris Itkis, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution fro him in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting onto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intent and purposes as he might or could do in person hereby ratifying and confirming all that such attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Yuri Itkis	Chief Executive Officer and Chairman of the Board	March 11, 2009
Yuri Itkis
/s/ Boris Itkis	Director, Vice President of Engineering and Chief Technical Officer	March 11, 2009
Boris Itkis
/s/ Merle Berman	Director	March 11, 2009
Merle Berman
/s/ Harlan W. Goodson	Director	March 11, 2009
Harlan W. Goodson
/s/ Darrel Johnson	Director	March 11, 2009
Darrel Johnson