Form 10-Q
period 2009-03-31
Fortunet, Inc.
filed 2009-05-13
CIK 1337899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-Q
_____________________
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
☑ Yes  No
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
 Yes ☑ No

As of May 1, 2009, there were 11,054,011 shares of the Registrant’s common stock, $0.001 par value, issued and outstanding.

FORTUNET, INC.
FORM 10-Q
QUARTER ENDED March 31, 2009

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FORTUNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$23,482,836	$19,898,214
Investment securities and related Put Rights Agreement (short term)		6,550,000
Certificates of Deposit	2,003,611
Accounts receivable, net of allowance for doubtful accounts	1,265,588	1,509,583
Refundable income taxes	324,873	160,649
Inventories	2,249,005	2,363,430
Prepaid expenses	256,829	155,617
Deferred tax asset	296,182	294,957
Total current assets	29,878,924	30,932,450
Property and equipment, net of
accumulated depreciation	5,352,319	5,866,847
Investment securities (long term)	3,200,000	3,200,000
Canadian certificates of deposit - guaranteed investment contract	3,305,137	1,829,249
Other assets, net of accumulated amortization	1,929,460	2,054,619
Deferred tax asset	557,973	574,425
Total assets	$44,223,813	$44,457,590

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$210,062	$221,557
Commissions payable	164,967	109,049
Accrued expenses	262,318	233,456
Treasury stock payable		568,644
Total current liabilities	637,347	1,132,706

Stockholders’ equity:
Common stock
$.001 par value, 150,000,000 shares authorized, 11,054,011 shares issued and outstanding at March 31, 2009 and 11,042,011
shares issued and outstanding at December 31, 2008	11,375	11,363
Treasury stock, at cost; 321,268 shares	(568,644)	(568,644)
Additional paid in capital	30,128,189	30,086,162
Retained earnings	14,015,546	13,796,003
Total stockholders’ equity	43,586,466	43,324,884
Total liabilities and
stockholders’ equity	$44,223,813	$44,457,590

     See notes to condensed consolidated financial statements.

FORTUNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended March 31,
	2009	2008

Revenue	$4,143,324	$4,121,633
Cost of revenue	844,626	680,980
Gross profit	3,298,698	3,440,653

Operating costs & expenses
General & administrative	1,390,215	1,181,676
Sales & marketing	1,204,774	1,130,918
Research & development	383,021	173,636
Total operating expenses	2,978,010	2,486,230

Income from operations	320,688	954,423

Foreign currency gain (loss)	(80,955)	5,276
Investment income, net	58,211	295,457
Income before taxes	297,944	1,255,156

Provision for income taxes	78,401	311,605

Net income	$219,543	$943,551
Weighted average shares - basic	11,042,044	11,348,312
Earnings per share - basic	$.02	$.08
Weighted average shares - diluted	11,042,144	11,354,048
Per share earnings	$.02	$.08

     See notes to condensed consolidated financial statements.

FORTUNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$219,543	$943,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	531,028	507,560
Amortization	105,337	6,000
Stock issued for services	42,039	49,415
Deferred taxes	15,227	(76,209)
Change in operating assets and liabilities:
Accounts receivable	243,995	49,939
Inventories	114,425	(190,109)
Prepaid expenses	(101,212)	(23,382)
Income tax receivable	(164,224)	156,031
Other assets	19,822	--
Accounts payable	(11,495)	(169,368)
Accrued expenses	28,862	(167,805)
Commissions payable	55,918	(77,723)
Income tax payable	--	173,382
Net cash provided by operating activities	1,099,265	1,181,282

Cash flows from investing activities:
Purchase of equipment and property	(16,500)	(207,578)
Purchase of marketable securities	(3,479,499)	(3,300,000)
Sale of marketable securities	6,550,000	9,700,000
Net cash provided by investing activities	3,054,001	6,192,422

Cash flows from financing activities:
Purchase of treasury stock	(568,644)	--
Net cash used in financing activities	(568,644)	--

Net increase in cash and cash equivalents	3,584,622	7,373,704

Cash and cash equivalents, beginning	19,898,214	4,513,935
Cash and cash equivalents, ending	$23,482,836	$11,887,639

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$227,500	$87,400
Non-cash investing and financing activities:
Stock options capitalized	$--	$8,209

See notes to condensed consolidated financial statements.

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Interim Basis of Presentation:

Nature of business:

FortuNet, Inc. incorporated in 1989 in Nevada  (FortuNet) together with its wholly-owned subsidiaries, Millennium Games (Millennium), Star Bingo Holdings, LLC and Star Bingo Supply, LLC (collectively the Company) is engaged primarily in the business of designing, manufacturing, field maintenance and leasing electronic gaming and entertainment systems throughout North America.

The Company derives substantially all revenues from the gaming industry in the United States and Canada. Changes in laws and regulations related to gaming in each state or province can affect the Company’s revenues in any given state or province.

Interim Basis of Presentation:

The accounting policies followed in the preparation of the financial information herein are the same as those summarized in the Company’s 2008 Annual Report on Form 10-K filed with SEC on March 12, 2009. The condensed consolidated balance sheet at December 31, 2008, was derived from audited consolidated financial statements at that date. The interim condensed consolidated financial information is unaudited and should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K. In the opinion of Company’s management, all adjustments, consisting of normal and recurring adjustments that are necessary to fairly present the financial condition of the Company as of March 31, 2009, and the results of its operations and its cash flows for the three months ended March 31, 2009 and 2008, have been included in the present quarterly report. Interim results of operations are not necessarily indicative of the results of operations for the full year due to seasonality and other factors.

2.	Inventories:

Inventories, consisting primarily of parts and components to be used for assembly and installation of products to be leased or sold, are valued at the lower of cost or market, as determined on the first-in, first-out basis. Also classified as inventories are Work In Process (“WIP”) components for future installations of our equipment in the field. The following schedule details inventory between parts and assemblies and Work In Process:

	2009	2008
Parts and assemblies	$1,320,474	$1,680,031
WIP	928,531	683,399
	$2,249,005	$2,363,430

3.	Fair Value of Certain Financial Assets and Liabilities:

 SFAS 157 defines fair value as the price that would be received for selling an asset or the price to be paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. SFAS 157 establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

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

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

SFAS 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price be used to measure fair value whenever possible.

The auction process for Action Rate Securities (ARS) historically provided a liquid market for these securities. In 2007, however, this process began to deteriorate. During 2008, the Company began to reduce its investment amount of ARS in its portfolio. However, some of the ARS the Company held experienced auction failures during 2008. As a result, when the Company attempted to liquidate its ARS holdings through auction, it was not always able to do so. Note that in the event of an auction failure, the interest rate on the security is typically reset according to the contractual terms in the underlying indenture.

Due to the absence of observable market quotes, the Company’s remaining (on March 31, 2009) investments in auction rate securities are classified within level 3, and we have valued these assets using discounted cash flow models. The Company’s investment in long-term investment securities assessment as level 3 fair value is based on the underlying investment, the present value of future principal and interest payments discounted at rates considered to reflect the uncertainty of current market conditions and the overall capital market liquidity. As of March 31, 2009, the Company’s long-term investment ARS portfolio included instruments having $3.2 million par value.  Based on the fair value estimate using the discounted cash flow model, par value approximates fair value.  These remaining ARS instruments are tax exempt and the Company has so far received all due monthly interest payments.

Financial assets and liabilities included in our financial statements and measured at fair value on a recurring basis as of March 31, 2009 are classified based on the above valuation method are detailed in the table below:

		Fair Value Measurement at March 31, 2009
Description	Total	Level 1	Level 2	Level 3
Assets:
TsAuction rate securities (long term)	$3,200,000	$—	$—	$3,200,000
Total assets at fair value	$3,200,000	$—	$—	$3,200,000

The following table presents the Company’s activity for level 3 assets as defined in SFAS 157, which are measured at fair value on a recurring basis using significant unobservable inputs for the quarter ending March 31, 2009:

Auction Rate
Securities and
Put Rights
Agreements
Balance at December 31, 2008	$9,750,000
Transfer to Level 3	-----
Total gains or (losses) (realized or unrealized) included in earnings	-----
Purchases and (settlements) net	(6,550,000)
Balance at March 31, 2009	$3,200,000

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses at March 31, 2009 and December 31, 2008, respectively.

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains	(Losses)	Net
2008:
Maturities less than one year
Municipal Bonds (ARS and
related) Put Rights Agreements	$6,550,000	$6,550,000	$1,137,700	$1,137,700	$6,550,000
Maturities greater than five years:
Municipal Bonds Instruments (ARS)	$3,200,000	$3,200,000	$—	$—	$—
2009:
Maturities greater than five years:
Municipal Bonds Instruments (ARS)	$3,200,000	$3,200,000	$—	$—	$—

The Company estimated the fair value of our ARS using the discounted cash flow model where we estimated the present value of future principal and interest payments discounted at rates considered to reflect the uncertainty of current market conditions and the overall capital market liquidity. The value derived through the discounted cash flow model was generally consistent with the quoted price indicated by the brokers that handle our remaining ARS at March 31, 2009.
.
The Company continues to monitor the market for auction rate securities and considers its impact (if any) on the fair market value of the Company’s investments. If the current market conditions continue, in which some auctions for ARS fail, or the anticipated recovery in market values does not occur, the Company may be required to record unrealized losses or impairment charges in 2009. As auctions have closed successfully, the Company has converted its prior investments in ARS into money market funds and short term certificates of deposit deposited with banks. The Company believes it will have the ability to hold any remaining auction rate securities for which auctions may fail until the market recovers. It does not anticipate a need to sell these securities in order to continue to operate its business.

4.	Earnings Per Share:

In accordance with the provisions of SFAS No. 128, Earnings Per Share, basic net income is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing the amount of income available to common shareholders by the number of diluted weighted average shares of common stock outstanding during the respective periods. Potentially dilutive securities include common shares purchasable upon exercise of stock options and any non-vested stock.

The following table sets forth the computations for basic and dilutive earnings per common share:

	Three months ended March 31,
	2009	2008
Net income	$219,543	$943,551
Weighted average shares outstanding	11,042,044	11,348,312
Dilutive non-vested shares	100	5,736
Dilutive weighted average number of shares outstanding	11,042,144	11,354,048
Basic earnings per share	$0.02	$0.08
Dilutive earnings per share	$0.02	$0.08

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

5.	Stock Based Compensation:

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

For the year 2009, the Company authorized 12,000 shares of restricted stock to be granted to independent members of the board of directors. Subject to the recipients’ continued service on our board of directors, 25% of these shares will vest upon the completion of each fiscal quarter of 2009. Upon the termination of any recipient’s service on our board of directors, all unvested shares will be forfeited back to the Company.

Compensation cost related to vested restricted stock was $8,460 and $18,600 for the three months ended March 31, 2009 and 2008, respectively. Costs associated with these expenses are included in general and administrative expenses. A total of $25,380 of unrecognized compensation costs related to nonvested restricted stock is expected to be recognized over future periods.

6.	Commitments and contingencies:

As of March 31, 2009, the Company has entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are valid for less than one year and, in the aggregate, amount to approximately $71,000.

7.	Research and development:

Research and development costs are primarily the costs of software and hardware development and the costs of continued enhancements of the electronic gaming systems that the Company leases to customers. Research and development costs relating principally to the design and development of products generating revenues are expensed as incurred. Hardware, tools and tooling that have an alternative future use, such as for manufacturing, are capitalized. Hand tools used in research and development, as well as special purpose fixtures, are expensed when incurred. The total amount of research and development costs were $383,021 and $280,547 during the three months ended March 31, 2009 and 2008, respectively. A portion of overall software development costs totaling $106,911 was capitalized during the three months ended March 31, 2008 in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. A significant portion of the capitalized research and development costs is attributable to the development of our mobile gaming platform being reviewed by Nevada gaming authorities.  Since our mobile gaming platform became commercially available for bingo applications in the fourth quarter of 2008, we discontinued further capitalization of respective software development costs and started to amortize the accumulated software development costs on a regular 5-year straight line schedule. We have not capitalized any software development costs in the first quarter of 2009.

8.	Income Taxes:

We recorded our income tax provision at an effective rate of 26.3% and 24.8% for the three months ended March 31, 2009 and 2008, respectively. This effective tax rate takes into account, among other items, research and development tax credit of $24,896 resulting in a reduction of the statutory tax rate by approximately 3.0% for the period ending March 31, 2009. The reduction in the effective tax rate for the period ending March 31, 2008 was the benefit of the tax exempt income.

9.	Subsequent Events:

        At the Shareholders Meeting held on April 17, 2009, the Shareholders approved a special $2.50 per share of Common Stock dividend to be declared by the Board of Directors on such terms and conditions that the Board of Directors may determine in accordance with applicable laws and regulations. The Board of Directors did declare the special dividend of $2.50 per share on April 17, 2009 with a record date of April 24, 2009 and a payment date of May 4, 2009 totaling  $27.6 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation, the following:

(1) Our belief that the Company will have the ability to hold any remaining auction rate securities for which auctions may fail until the market recovers; (2) our belief that we do not anticipate a need to sell these securities in order to continue to operate its business; (3) our belief that our research and development efforts have made our mobile gaming platform compliant with the wireless gaming regulations promulgated by the Nevada Gaming Commission on March 23, 2006 and Mobile Gaming System Policies published by Nevada Gaming Commission on July 21, 2006; (4) our belief that we have expeditiously developed software and hardware modifications adequately responding to the raised questions; (5) our belief that our cash flow from operations combined with the retained liquid and long-term investments will be adequate to meet our anticipated future requirements for working capital and capital expenditures for the next 12 months and for the foreseeable future; (6) our belief that, we believe that the financial statements included in this Quarterly Report on Form 10-Q correctly present in all material respects our financial position, results of operations and cash flows for the periods covered therein; (7) our belief that the Company will have the ability to hold any remaining auction rate securities for which auctions may fail until the market recovers, and that we do not anticipate a need to sell these securities in order to continue to operate its business; (8) our anticipation that at some point in time, we may begin selling our gaming platforms for use in conducting traditional casino games, instead of entering into lease contracts as we do now, or pursuant to purchase options contained in lease contracts; (9) our anticipation that if the current market conditions continue, in which some auctions for ARS fail, or the anticipated recovery in market values does not occur, the Company may be required to record unrealized losses or impairment charges in 2009; (10) our anticipation that the Company will not a need to sell Company’s Auction Rate Securities in order to continue to operate its business; (11) our expectation that the negative trend in our profitability will persist at least in the near future; (12) our expectation that the adoption of SFAS No. 141R will not have a material effect on Company’s financial condition, results of operations or cash flows; (13) our expectation that the adoption of SFAS No. 160 will not have a material effect on Company’s financial condition, results of operations or cash flows; (14) our expectation that a total of $25,380 of unrecognized compensation costs related to nonvested restricted stock is will be recognized over future periods; (15) our expectation that if necessary, we may seek other advisable additional financing through bank borrowings or public or private debt or equity financings; (16) our initial intent to offer our customers equipment lease agreements under which we will lease our wireless gaming terminals and the associated equipment; (17) our intent to provide mobile gaming platforms to enable players to play traditional casino games using our wireless player terminals in Nevada; (18) our expectation that in order to further develop our business and even simply to continue the business as is, we may be now forced to seek additional capital, a daunting task in the current luck of credit environment; (19) our estimate that our anticipated liquidity needs may not be accurate in the current unfavorable economic environment if unforeseen events occur, resulting in the need to raise additional funds; (20) our concern that even assuming that the recent modifications of our mobile gaming platform are acceptable to the NGCB,  the NGCB analysis of the new modifications may, and likely will, delay significantly the overall process of reviewing of our mobile gaming platform; (21) our belief that in order to remain competitive in the bingo market, we may find it necessary to increase the volume of consumable bingo products that we provide to our customers, which may affect our overall profitability; (22) our belief that the failed auctions that we have experienced are not a result of the deterioration of the underlying credit quality of these securities; (23) our belief that any unrealized gain or loss associated with these securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in our financial statements; (24) our belief that, based on our cash and cash equivalents balances during 2009, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flows or ability to fund our obligations; (25) our belief that  the acceptance of our wireless gaming terminals by gaming establishments and their players will depend on our ability to demonstrate the economic and other benefits of our products to gaming establishments, casino players becoming comfortable with using our wireless gaming terminals, the attractiveness of the casino games that players can play using our wireless gaming terminals, ease of use, and the reliability of the hardware and software that comprise our mobile gaming platforms; (26)our belief that although it is not likely, it is possible that an individual could breach the security systems of a casino or bingo hall, gain access to the central game file server on which our server-based mobile gaming platform operates and fraudulently manipulate its operations; (27) our belief that as part of our business strategy, we may seek to acquire businesses, services and technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with valuable customer contacts or otherwise offer growth opportunities; (28) our anticipation that we will delay our mobile gaming growth plans in order to concentrate our efforts and resources on adapting our core bingo business to the recent economic decline that we expect to continue at least in the near future;

(29) our anticipation that the competition in the potentially lucrative Nevada market for mobile gaming systems will become even more fierce when other of Nevada’s currently licensed Operators of Mobile Gaming Systems, including International Game Technology, Inc., Sona Mobile, Inc. and GameTech International, Inc. enter the market; (30) our anticipation of not having a need to sell our remaining ARS securities in order to operate our business; (31) our expectation of entering into agreements with customers that operate casinos and bingo halls in more than one location and an anticipation that our agreements with such customers will provide that the customer will be responsible for providing, at its expense, a dedicated high-speed computer network connection between our server-based gaming systems in the various locations operated by the customer to a remote central gaming server supporting such systems; (32) our expectation that the competition in the market for gaming devices will increase and intensify as the market for mobile gaming devices develops; (33) our expectation of facing competition with several new entrants in the market, including I-bingo, Inc. and eQube, Inc.; (34) our expectation of fierce competition in our expansion efforts from multiple large competitors dominating their respective markets, such as Aristocrat Leisure, Ltd., International Game Technology, Inc., Alliance Gaming Corporation, WMS Gaming Inc. and Shuffle Master, Inc., that may enter the market for mobile gaming devices; (35) our expectation that to continue to make a significant investment in product development; (36) our expectation of a substantial portion of our future growth to result from the general expansion of the gaming industry; (37) our belief that our research and development efforts have made our mobile gaming platform compliant with the wireless gaming regulations promulgated by the Nevada Gaming Commission; (38)our concern that the NGCB analysis of our new modifications may delay significantly the overall process of reviewing of our mobile gaming platform; (39) our belief that if we obtain the necessary approvals, we will continue to market our wireless gaming platform to Nevada casinos, most likely commencing with casinos with bingo halls where our mobile gaming platforms are already in use for playing bingo games; (40) our belief the addition of traditional casino games to our mobile platform will potentially increase these casino operators’ revenues; (41) our belief that the market will not be ready to adapt mobile gaming of traditional casino games in the near future due to the worsening economic environment; (42) our belief that when and if the Nevada market does accept mobile gaming of traditional casino games, we expect to subsequently expand our marketing to additional Nevada casinos that may be attracted to our mobile gaming platform by the potential of new gaming revenues generated in the auxiliary gaming and peripheral public areas of casinos where playing of traditional casino games, such as poker, keno and slots, was previously not available; (43) our expectation to expand marketing efforts for our wireless gaming platform beyond Nevada; (44) our belief that we should adapt a conservative view on the near-term economic viability of traditional casino games, such as poker, slots and keno, to be played on our mobile gaming platform, even if it is approved for use in Nevada casinos; (45) our opinion that economic environment is not likely to quickly improve, at least in 2009 and possibly well beyond 2009; (46) our belief that in this recessionary economic environment, casinos have excessive capacity of slot machines and gaming tables on their main casino floors and are therefore not motivated to promote playing of traditional casino games in the auxiliary gaming areas, such as bingo halls, sports books and bars, since such gaming would involve additional costs to casinos; (47) our belief that during the hard times of economic contraction, the casinos are unlikely to cannibalize the main casino floors for the sake of generating some additional revenues in the auxiliary areas; whereas in times of economic prosperity and expansion, when the main casino floors are more fully utilized, we believe that the extra revenues generated in the auxiliary gaming areas would be welcome.

Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to:  unexpected difficulties in penetrating new markets as a result of regulatory, competitive or other barriers; inability to devote additional resources to our marketing efforts; inability to devote additional resources to our research and development initiatives to enhance product development; unexpected changes to zoning laws that effect our ability to continue to manufacture products in our current facility; inability to cut our costs that may result in a loss of our existing customers to our competitors; legality of our electronic bingo player units; our inability to create or introduce new products for the conventional bingo market; our failure to gain approval for our gaming platforms to play traditional casino games; unanticipated decreases in our manufacturing capabilities; unfavorable outcome of potential litigation matters; loss of existing distributors or our failure to further broaden our distribution channels;  unanticipated substantial decrease or increase in our research and development expenses; unexpected changes to credit ratings of the auction rate securities instruments we hold; difficulty in evaluating the value of the auction rate securities; unexpected need for additional cash and cash equivalents due to an increase in our capital expenditures; inability to accurately value the underlying assets supporting auction rate securities; changes in default rates applicable to the underlying assets, underlying collateral value, and the strength and quality of the market and its liquidity; inability to accurately predict the impact of the recordation of any unrealized gain or loss associated with auction rate securities in our financial statements; unexpected changes in our liquidity, cash flows due to unexpected changes in the credit and capital markets; inability to predict the impact of market changes with respect to our auction rate securities; unanticipated need to liquidate our auction rate securities; an unanticipated need for additional funds for operating expenses, new business opportunities, recession, decrease in consumer spending, or other events;  inability to protect and defend our intellectual property rights; the failure of the overall gaming industry to sustain its revenues; unexpected need to expand our operations and inability to enter into a new manufacturing lease; unanticipated drop or increase in inventory levels; inability of our leasing revenue to meet our operating expenses in the short and long terms; inability to finance additional expenses related to the procurement of equipment and the manufacturing of equipment and component parts in order to expand our production efforts; unanticipated increase in expenditures during the next 12 months; lack of growth in the gaming industry; inability to procure additional customers and enter into new lease agreements; rapid technological changes in the gaming industry that render our technology obsolete; difficulties demonstrating the economic benefits of our products;  inability to meet the evolving industry standards of casino and player demands; failure to achieve market acceptance of our products; lack of demand for our consumable bingo products; inability to predict the length of the economic decline; inability to predict the timing of expenses related to the development of our manufacturing infrastructure; inability to predict the amount of investment funds that will be consumed in order to develop our manufacturing infrastructure; inability to penetrate new jurisdictions and markets; and inability to improve our financial, accounting and operation systems and controls.

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

Since our inception, we have been a technology innovator in the gaming equipment industry. We helped to define the core concepts of modern gaming technologies including server-based networks, concurrent multi-gaming, cashless gaming, downloadable gaming and, notably, mobile gaming. We continue to focus on research and development and are continuously upgrading our wireless player terminals to serve as a multi-game platform that enables patrons to play traditional casino games in casino public areas in addition to playing bingo. We also introduced and started commercial deliveries of new advanced bingo flashboards that utilize long-life color light emitting diodes instead of conventional incandescent lamps. In addition, we also recently introduced and started commercial deliveries of advanced automatic ball blowers for bingo, keno and lottery applications working in conjunction with our flashboards and player terminals. In addition, we have recently started manufacturing and regular deliveries of advanced barcoded bingo paper products supplementing our electronic bingo products. We print the barcoded bingo paper products on high-speed variable-data web presses in our recently expanded manufacturing facilities in Las Vegas, NV. Although our continuous development of new products and manufacturing infrastructure is capital extensive, we are committed to continue to introduce new products for the gaming market.

Almost all of our revenues are currently generated by placing electronic bingo systems in bingo halls under contracts based on (a) a fixed fee per use per session, (b) a fixed weekly fee per terminal, or (c) a percentage of the revenue generated by each terminal. Our revenue is affected by player acceptance of electronic and paper bingo products in our existing customer establishments, our ability to potentially expand operations into new markets and most importantly, our ability to retain our market share in the existing markets. Our stationary bingo player terminals generate greater revenue per player terminal than our wireless bingo player terminals, but also require a greater initial capital investment and greater maintenance costs. As our customer base changes from period to period through the addition of new customers or the loss of existing customers, we experience an increase in rental revenue due to the addition of customers and a decrease in rental revenue due to the loss of customers. Our rental revenue is also affected from period to period by changes in operations at our existing customer locations that result from numerous factors over which we have little or no control.

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

(d) costs of research and development activities geared to the further development of our gaming platform, including labor costs and costs of hardware and software testing, prototyping and development tools; and

(e) cost of maintaining, upgrading and expanding our manufacturing infrastructure including electronic assembly lines and web printing presses.

We envision that the development of our product revenue in the bingo consumables market, will require us to record costs of products sold (rather than leased) that include materials, labor, and direct and indirect manufacturing costs and associated warranty costs, if any.

Millennium, our wholly owned subsidiary, distributes our bingo products in selected territories in the United States. All of our other operations, including the operation and maintenance of our bingo products in all territories and the exclusive distribution of our bingo products in Nevada, Texas and Washington, are conducted by FortuNet.

During the three months ended March 31, 2009, we incurred $143,732 in legal expenses incurred in a routine course of business..

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

There has been no material change in the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements from the critical accounting policies described in our Annual Report on Form 10-K for fiscal year ended December 31, 2008.

Legal Contingencies

We are currently not involved in any legal claims and legal proceedings. We have not accrued any liability for estimated losses related to legal contingencies that may arise in the future.

Results of Operations
Consolidated Income Statement

The following table sets forth our results of operations in dollars and as a percentage of revenue for each of the periods indicated:

	Three months ended March 31,
	2009			2008

Revenue	$4,143,324	100.0%		$4,121,633	100.0%
Cost of revenue	844,626	20.4%		680,980	16.5%
Gross profit	3,298,698	79.6%		3,440,653	83.5%
Operating costs & expenses
General & administrative	1,390,215	33.6%		1,181,676	28.7%
Sales & marketing	1,204,774	29.1%		1,130,918	27.4%
Research & development	383,021	9.2%		173,636	4.2%
Total operating expenses	2,978,010	71.9%		2,486,230	60.3%

Income from operations	320,688	7.7%		954,423	23.2%

Other income (expense)	(80,955)	(2.0%	)	5,276	0.1%
Investment income, net	58,211	1.5%		295,457	7.2%
Income before taxes	297,944	7.2%		1,255,156	30.5%
Provision for income taxes	78,401	1.9%		311,605	7.6%
Net income	$219,543	5.3%		$943,551	22.9%

Three Months ended March 31, 2009 and March 31, 2008

Although in the first quarter of the current year our sales slightly increased as compared to the first quarter of the prior year, our profits nevertheless significantly decreased due to a significant increase in our operating costs as detailed below. In view of the quickly deteriorating economic environment and in combination with other negative factors and risks specific to the Company outlined elsewhere in this document, we expect the negative trend in our profitability to persist at least in the near future.

Sales revenue.  Sales revenue was $4,143,324 for the three months ended March 31, 2009, as compared to $4,121,633 for the three months ended March 31, 2008, an increase of $21,691, or 0.5%.   This increase was due primarily to the deployment of new units in the field. For the quarter ended March 31, 2009 approximately 64.1% of our revenues were derived through 10 distributors.  During the same period, we derived approximately 36.3% of our revenue from our single largest distributor, K&B Bingo Sales Incorporated, doing business as Good Time Bingo (“K&B Bingo”). (See “Risk Factors” under item 1A herein.)

For the three months ended March 31, 2009, the net change in our revenue as a result of changes in our customer base was an increase in revenue of $37,418 over the same period in the prior year, and the net change in revenue as a result of changes in operations at our existing customer locations was a decrease of revenue of $15,727 over the same period in the prior year.

Cost of revenue.  Cost of revenue was $844,626 for the three months ended March 31, 2009, compared to $680,980 for the three months ended March 31, 2009, an increase of $163,646, or 24.0%. The increase is primarily due to the ongoing of amortization of previously accumulated capitalized software development cost, an increase in the equipment repairs and upgrade costs partially offset by a decrease in the equipment depreciation costs.

General and Administrative. General and administrative expenses were $1,390,215 or 33.6% of revenue, for the three months ended March 31, 2009 as compared to $1,181,676, or 28.7% of revenue, for the three months ended March 31, 2008, an increase of $208,539 or 17.6%. This increase in general and administrative expenses was attributable primarily to a substantial increase in labor costs and the ongoing depreciation of our web printing presses.

In the three months ended March 31, 2009, the cost associated with the stock grants to our directors was $8,460. In the three months ended March 31, 2008, the cost associated with the stock grants to our directors was $18,600. We expect to have similar costs associated with the stock grants to our directors in the remaining quarters of 2009.

Sales and marketing.  Sales and marketing expenses were $1,204,774, or 29.1% of revenue for the three months ended March 31, 2009 as compared to $1,130,918, or 27.4% of revenue for the three months ended March 31, 2008, an increase of $73,856, or 6.5%. This increase was attributable primarily to the increase of commissions paid to the distributors.

Research and development.  Research and development expenses were $383,021, or 9.2% of revenue, for the three months ended March 31, 2009, as compared to $173,636, or 4.2% of revenue, for the three months ended March 31, 2008, an increase of $209,385, or 120.6%. The overall increase in research and development costs was attributable to the cessation of the capitalization of the software development costs associated with our mobile gaming platform in the fourth quarter of 2008 and with the subsequent expensing of labor costs associated with the ongoing maintenance of the software.

Other income (expense) and investment income.  Interest income from investments for the three months ended March 31, 2009 was $58,211 or 1.4% of revenue, compared to $295,457 or 7.2% of revenue, for the three months ended March 31, 2008, a decrease of $237,246, or 80.3%.  The decrease was the result of the liquidation of auction rate securities during 2008 and the transfer of so freed funds into money market and short term certificate of deposits accounts yielding lower interest rates than we previously experienced with the Auction Rate Securities. Other expenses for the three months ended March 31, 2009 was $80,955 or 2.0% if revenue, compared to income of $5,276 or 0.1% if revenue, for the three months ended March 31, 2008 a decrease of $86,231. The decrease is the result of the changes in the exchange rate of the Canadian dollar to US dollar as recorded on March 31, 2009.

Provision for income taxes.  An income tax provision of $78,401 with an effective tax rate of 26.3% was recorded for the three months ended March 31, 2009, as compared to $311,605 with an effective tax rate of 24.8% for the three months ended March 31, 2008, a decrease of $233,204, or 74.8%. The decrease in the tax provision is primarily due to the decrease in the taxable income for the three months ended March 31, 2009 and among other items, research and development tax credit of $24,896 resulting in a reduction of the statutory tax rate by approximately 3.0%.

Liquidity and Capital Resources

As of March 31, 2009, our principal sources of liquidity were cash and cash equivalents of $23.5 million and accounts receivable (net of allowance for doubtful accounts) of $1.3 million. Note that all liquid cash funds that were available on March 31, 2009 plus additional $4.1 million of short term and long term investments in certificates of deposit, will be liquidated in the second quarter of 2009, to pay the Company’s shareholders as a result of a special cash dividend of $2.50 per share approved by the shareholders on April 17, 2009 and declared by the Board of Directors on the same date. Even after payment of this special dividend, we anticipate that our leasing revenue, which is our principal source of revenue today, will be sufficient to fund our current operating expenses in the short term.

We expect to incur significant additional expenses in connection with the further development of our manufacturing infrastructure including our bingo paper printing presses and electronic assembly lines as well as the procurement of components for the manufacturing of additional stationary and wireless player terminals primarily to firm up our bingo revenues in the worsening economic environment. We anticipate that these expenses will consume a substantial portion, if not all, of our recurring lease revenues as well as a significant portion if not all, of our remaining liquid and long-term investment funds. Although the specific extent and the timing of such expenses is not yet determined, significant expenditures of our available funds will negatively affect the interest we earn on the these funds.

Except to the extent we become obligated under supply contracts that we enter into to procure equipment and components, our fixed payment commitments are limited to our facilities leases.

We believe that our cash flow from operations combined with the retained liquid and long-term investments will be adequate to meet our anticipated future requirements for working capital and capital expenditures for the next 12 months and for the foreseeable future. Currently, there is no plan to raise additional capital, however, if necessary we may seek other advisable additional financing through bank borrowings or public or private debt or equity financings. Additional financing, if needed, may not be available to us, or, if available, the financing may not be on terms favorable to us. The terms of any financing that we may obtain in the future could impose additional limitations on our operations and management structure. Our estimates of our anticipated liquidity needs may not be accurate in the current unfavorable economic environment if unforeseen events occur, resulting in the need to raise additional funds.

Summary of Consolidated Statements of Cash Flow

	Three Months Ended March 31
	2009	2008

Net cash provided by operating activities	$1,099,265	$1,181,282
Net cash provided by investing activities	3,054,001	6,192,422
Net cash used in financing activities	(568,644)
Net increase in cash and cash equivalents	3,584,622	7,373,704
Cash and cash equivalents, beginning	19,898,214	4,513,935
Cash and cash equivalents, ending	$23,482,836	$11,887,639

Operating Activities

For the three months ended March 31, 2009, net cash of $1,099,265 provided by operating activities was primarily due to net income of $219,543, depreciation and amortization of $636,365, stock issued for services of $42,039 and change in operating assets and liabilities of $186,091. For the three months ended March 31, 2008, net cash of $1,181,282 provided by operating activities was primarily due to net income of $943,551, depreciation and amortization of $513,560, stock issued for services of $49,415 and change in operating assets and liabilities of ($249,036). The decrease in net cash provided by operating activities during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily due to the decrease in operating income.

Investing Activities

For the three months ended March 31, 2009, $3,054,001 of net cash was provided by investing activities, with $16,500 spent on capital expenditures, $3,479,499 for marketable securities repurchasing and $6,550,000 of marketable securities sold during the period.

Financing Activities

For the three months ended March 31, 2009, $568,644 of net cash was used for the treasury stock purchased. For the three months ended March 31, 2008, no net cash was provided by financing activities.

Off-Balance Sheet Arrangements

As of March 31, 2009, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our Chief Executive Officer who also is the Chief Financial Officer, evaluated the design and operating effectiveness as of March 31, 2009 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our Chief Executive Officer who is also the Chief Financial Officer concluded that our disclosure controls and procedures were not fully effective as of March 31, 2009, at the reasonable assurance level to enable the Company to record, process, summarize and report all information required under the Securities and Exchange Commission’s rules in a timely fashion. Such conclusion resulted from the identification of deficiencies that were determined to be significant deficiencies. Specifically, we did not have appropriate internal controls in the following area:

•
Lack of separation of duties within the accounting department: At the end of the first quarter of 2009, we have reviewed our financial reporting and investment procedures and have determined that even though we did fill the positions of the Controller and of the Director of Finance with qualified persons, we still need to achieve a higher level of separation of duties within the accounting department.

Notwithstanding management’s assessment that our internal control over financial reporting was not fully effective during the first quarter of 2009 including the significant deficiency described above, we believe that the financial statements included in this Quarterly Report on Form 10-Q correctly present in all material respects our financial position, results of operations and cash flows for the periods covered therein.

 Changes in Internal Controls Over Financial Reporting

Other than filling the position of the Director of Finance, there have been no changes in our internal control over financial reporting that occurred during the three months ending March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company currently is not involved in any litigation.  Nevertheless in rare instances, we may be threatened with or may be named as a defendant in lawsuits arising in the ordinary course of business, such as personal injury claims and unemployment-related claims and from time to time, we also prosecute various collection claims against delinquent customers.

ITEM 1A.  RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we filed with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report.  The risk factor set forth below entitled:  “Our cash resources have been substantially depleted by the payment of a special dividend of $2.50 per share, and we are now more vulnerable to the uncertainties of the current unfavorable economic environment” has been added to this Quarterly Report on Form 10-Q. In addition, the risk factor below entitled “A material reduction in the yield on our investment of the proceeds of our initial public offering and our retained earnings could materially and adversely affect our net income and earnings per share”,and” a material reduction in the yield on our investment of the proceeds of our initial public offering and our retained earnings could materially and adversely affect our net income and earnings per share”   have been materially modified.

Risks Relating to Our Business

Our cash resources have been substantially depleted by the payment of a special dividend of $2.50 per share, and we are now more vulnerable to the uncertainties of the current unfavorable economic environment.

Our recent special dividend of $2.50 per share totaling $27.6 million dollars resulted in a drastic depletion of our financial security cushion, and as a result, we are now much more vulnerable to the uncertainties of the current recessionary economic environment. Consequently, our ability to earn interest and dividends on our liquid funds has been drastically reduced resulting in a substantial negative impact on our earnings. Moreover in order to further grow our business, and even to simply continue the business essentially “as is”, we may be now forced to seek additional capital, a daunting, if not impossible, task in the current unfavorable credit market environment.

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

We are dependent upon a small number of independent distributors to market and sell our products to casinos and bingo halls. For the quarter ended March 31, 2009 approximately 64.1% of our revenues were derived through 10 distributors.  During the same period, we derived approximately 36.3% of our revenue from our single largest distributor, K&B Bingo Sales Incorporated, doing business as Good Time Bingo (“K&B Bingo”). Due to our payment of commissions to distributors, our customer contracts derived from distributors generate lower profit margins than our contracts derived from direct sales, or house accounts. Because we do not directly control our distributors or their customer intake practices, contracts with customers derived from distributors may be susceptible to higher default rates and lower profit margins than our house accounts.

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

K&B Bingo of Dallas, Texas is one of our largest distributors and generates approximately 36.3% of our revenue. K&B Bingo is a wholly owned subsidiary of Aces Wired of Dallas, Texas. Aces Wired is currently being investigated by the Texas gaming authorities for alleged violations of Texas Penal Code provisions relating to gambling promotion; keeping a gambling place; possession of a gambling device, equipment or paraphernalia; and engaging in organized criminal activity relating to same.  As reported on the Form 8-K filed by Aces Wired with the SEC on October 15, 2008, no criminal charges had been filed as of that date, by authorities against Aces Wired or any of its officers, directors or other employees.  However, Aces Wired has been advised that local authorities are seeking to develop charges against Aces Wired and certain of its officers, directors and other employees consistent with the allegations in the search and arrest warrants executed on May 21, 2008. In that regard, on October 9, 2008, the District Attorney of Bexar County, Texas sent formal notification advising Aces Wired that it was conducting an investigation into violations of state criminal laws by certain of Aces Wire’s officers, directors and other employees (including former directors and employees) involving gambling, fiduciary misapplication of funds, securities fraud, organized crime and money laundering.

We have previously relied upon publicly filed information for current information on the status of the Texas investigation of Aces Wired.  However, as of December 3, 2008 Aces Wired is no longer a public reporting company.  Since current public information will no longer be available to us by access to the SEC filings, monitoring and determining the current status of the investigation and the condition of Aces Wired with any degree of certainty will be much more difficult, if not impossible, in the future.

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

The market for gaming devices generally is intensely competitive, and we expect competition to increase and intensify as the market for mobile gaming devices develops. We currently compete with other providers of electronic bingo products, such as VKGS, LLC, or Video King, formerly a division of BK Entertainment Corp., GameTech International, Inc., the merged Planet Bingo, LLC and Melange Computer Services, Inc., Blue Dog, Inc., Electronic Game Solutions, Inc. and California Concepts, Inc. in the marketing of our BingoStar wireless bingo systems.  We expect to face competition with several new entrants in the market, including I-bingo, Inc. and eQube, Inc. Although none of our competitors that manufacture mobile bingo devices is currently licensed in Nevada other than GameTech International, Inc., we may face competition from these providers in the market for mobile gaming devices in the future. Given the market penetration, name recognition, marketing resources and familiarity with the gaming device industry generally, traditional casino game device manufacturers could be a significant competitive threat to us. We expect fierce competition in our expansion efforts from multiple large competitors dominating their respective markets, such as Aristocrat Leisure, Ltd., International Game Technology, Inc., Alliance Gaming Corporation, WMS Gaming Inc. and Shuffle Master, Inc., that may enter the market for mobile gaming devices.  In addition, we may face a strong competition from Cantor Fitzgerald Ltd., that already offers wireless sports betting in the United Kingdom, holds an Operator of Mobile Gaming Systems license in Nevada, and in April of 2008 started field testing of mobile gaming system in Las Vegas, NV.  The competition in the potentially lucrative Nevada market for mobile gaming systems is anticipated to become even more fierce when other of Nevada’s currently licensed Operators of Mobile Gaming Systems, including International Game Technology, Inc., Sona Mobile, Inc. and GameTech International, Inc. enter the market.

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

Our future success depends to a significant degree on the skills, experience and efforts of our key personnel. We depend heavily on the ability and experience of a small number of senior executives who have experience with our operations and the electronic gaming device industry, including, Yuri Itkis, our Chief Executive Officer, Chairman of the Board of Directors, and Chief Financial Officer; Jack Coronel, our Chief Compliance Officer; and Boris Itkis, our Chief Technical Officer, Vice President of Engineering and member of the Company’s Board of Directors. The loss of any of these senior executives or the failure of any of these senior executives to obtain or maintain the requisite regulatory licenses, permits or determination of suitability may have a material adverse effect on our business and operations.

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

Our future success depends upon our ability to attract, train and retain key marketing personnel and key managers as we further develop our products and as we plan to enter new markets and/or expand in existing markets. In connection with the audit of our financial statements for 2007 and 2008, our management, together with our independent registered public accounting firm, identified a significant deficiency in our internal control over financial reporting arising from the apparently insufficient current level of staffing in our accounting department; our efforts to augment our accounting staffing with qualified individuals on a timely basis may not remediate this significant deficiency. Due to licensing requirements of these personnel that may be imposed by gaming authorities, our pool of potential employees may be more limited than in other industries. Competition for individuals with the skills required is intense, and we may not be successful in recruiting such personnel. In addition, we may not be able to retain such individuals as they may leave our company and go to work for our competitors. If we are unable to attract or retain key personnel, our business, financial condition and operating results could be materially adversely affected. We rely heavily on a corporate culture of lean staffing.  While helpful to our efforts to contain our costs, our lean staffing exposes us to increased risks of internal control deficiencies and increased harm upon employee departures.

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

Because we have not yet begun full-scale production of mobile gaming devices under the Nevada Mobile Gaming Law, we have invested the bulk of the proceeds of our initial public offering and retained earnings. Our net income and earnings per share for the quarter ended December 31, 2008 depended substantially on the yield that we achieved on these investments. Approximately 32% of our income before tax resulted from these investments. Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Some of our investments consist of non-taxable auction rate securities, or ARS. Our ARS investments totaled $3,200,000 at March 31, 2009. As of May 8, 2009, only $3,200,000 of ARS investments were not liquidated.

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

We believe that, based on our cash and cash equivalents balances during 2009, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flows or ability to fund our obligations.

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

Our stock may be delisted by Nasdaq.

During the fourth quarter of 2008, our stock price briefly dropped to $1.25 per share level. Should our stock price drop below $1.00 per share for a consecutive period of 30 days after April 19, 2009, we may receive a notification from Nasdaq that our stock may be delisted. If subsequently, we are unable to comply with applicable Nasdaq listing requirements, and our stock may eventually be delisted. In the latter case, our stock may become less liquid and less valuable.  If we are delisted, and we fail to continue to meet certain SEC standards, our common stock will become subject to the SEC’s “penny stock” rules. The term “penny stock” generally refers to low-priced (below $5), speculative securities of very small companies. While penny stocks generally are quoted over-the-counter, such as on the OTC Bulletin Board or in the Pink Sheets, they may also trade on securities exchanges, including foreign securities exchanges. In addition, penny stocks include the securities of certain private companies with no active trading market.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At Company’s Annual Meeting of Shareholders, held on April 17, 2009, the following proposals were voted on by the Shareholders as detailed below:

1.  Election of Directors.

Name of Nominee	Voted For	Voted Against	Abstain
Yuri Itkis	10,400,346	38,102	3,192
Boris Itkis	10,397,876	40,573	3,192
Merle Berman	10,402,711	35,737	3,192
Darrel Johnson	10,402,029	36,419	3,192
Harlan W. Goodson	10,402,911	35,737	2,992

2.  Ratification of the appointment of Schechter Dokken Kanter Andrews & Selcer Ltd. as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2009.

Voted For	Voted Against	Abstain
10,379,079	60,677	1,885

3.  Approval of  a special dividend of $2.50 per share of Common Stock to be declared by the Board of Directors.

Voted For	Voted Against	Abstain
10,435,603	6,038	0

ITEM 6. EXHIBITS

See Exhibit Index.

Exhibit Index

Number	Description

3.1	Amended and Restated Articles of Incorporation of FortuNet, Inc.(1)
3.2	Amended and Restated Bylaws of FortuNet, Inc.(2)
4.1	Form of Certificate Representing Common Stock, $.001 Par Value Per Share, of FortuNet, Inc.(1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Amendment No.1 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on October 27, 2005.

(2)	Incorporated by reference to Amendment No.3 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on November 21, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FortuNet, Inc.

By	/s/ Yuri Itkis
Yuri Itkis, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

Date: May  13 , 2009