Form 10-K/A
period 2008-12-31
Fortunet, Inc.
filed 2009-06-15
CIK 1337899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
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
 Yes ☒No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes ☒No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” ” large accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒No

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $18,400,000 (based on a closing sale price of $6.26 per share as reported by the Nasdaq Global Market on June 30, 2008). Shares of common stock beneficially held by executive officers and directors and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 11,054,011 shares of the registrant’s common stock issued and outstanding as of May 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders held on May 6, 2009 are incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of FortuNet, Inc. (the “Company”) for the year ended December 31, 2008, originally filed on March 12, 2009 (the “Original Filing”), is being filed to (1) amend and restate Item 9A in its entirety, and (2) correct the signatories to the officer certifications that accompanied the Original Filing.  The amended and restated Item 9A is set forth in this Amendment No. 1 to the Original Filing.  The correct signatories to the officer certifications are indicated on the officer certifications filed as exhibits to this Amendment No. 1 to the Original Filing.

This Amendment No. 1 does not reflect events occurring after March 12, 2009 and does not update or modify in any way the results of operations, financial position, cash flows or other disclosures in the Original Filing.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits 31.1 and 32.1 to this Amendment No. 1 to the Original Filing.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The offices of the Chief Executive Officer and of the Chief Financial Officer were filled by separate persons during the fiscal year ended December 31, 2008.  As of January 5, 2009, our former Chief Financial Officer resigned and our Chief Executive Officer assumed the additional duties of acting Chief Financial Officer.  The evaluations of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2008 were performed without the participation of our former Chief Financial Officer.

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our Chief Executive Officer acting in his capacities as Chief Executive Officer and acting Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2008 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our Chief Executive Officer acting in his capacities as Chief Executive Officer and acting Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level to enable the Company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion.. This conclusion resulted from the lack of separation of duties within the accounting department that is discussed below and the inadvertent omission from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 of management’s report on its assessment of internal control over financial reporting.  The Company is addressing the lack of separation of duties within the accounting department by familiarizing its new corporate controller with the Company’s various tax and accounting reports and work papers so that she is capable of accepting responsibility for such duties as are necessary to achieve the desired separation of duties within the accounting department.  The Company is addressing the inadvertent omission of information required in its periodic filings by instituting an additional level of review of such filings.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of an issuer’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Internal control over financial reporting includes policies and procedures that:

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

As required by Rule 13a-15(c) promulgated under the Securities Exchange Act, our management, with the participation of our Chief Executive Officer acting in his capacities as Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting —Guidance for Smaller Public Companies. Our assessment identified deficiencies that were determined to be significant deficiencies.

A significant deficiency is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because of the significant deficiency described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2008.

The specific significant deficiency identified by management as of December 31, 2008 is described as follows:

•
Lack of separation of duties within the accounting department: As of December 31, 2008, we lacked a sufficient separation of duties within the accounting department.  We have hired a corporate controller in order to be able to separate duties within the accounting department, but as of December 31, 2008, our new corporate controller was not sufficiently familiar with our various tax and accounting reports and work papers, and thus was not capable of accepting responsibility for such duties as are necessary to achieve the desired separation of duties within the accounting department.

The Company is addressing this significant deficiency by familiarizing its new corporate controller with the Company’s various tax and accounting reports and work papers so that she is capable accepting responsibility for such duties as are necessary to achieve the desired separation of duties within the accounting department.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2008 and the significant deficiency described above, we believe that the financial statements included in this Annual Report on Form 10-K correctly present in all material respects our financial position, results of operations and cash flows for the periods covered therein.

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

 Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits:

Number	Description

31.1
Certification of Yuri Itkis, Chief Executive Officer and Chief Financial Officer of FortuNet, Inc. dated June 12, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Yuri Itkis, Chief Executive Officer and Chief Financial Officer of FortuNet, Inc. dated June 12, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FortuNet, Inc.

By	/s/ Yuri Itkis
Yuri Itkis, President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated:  June 12, 2009

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yuri Itkis, and Boris Itkis, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution fro him in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting onto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intent and purposes as he might or could do in person hereby ratifying and confirming all that such attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Yuri Itkis	President, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	June 12, 2009
Yuri Itkis
/s/ Boris Itkis	Director	June 12, 2009
Boris Itkis
/s/ Merle Berman	Director	June 12, 2009
Merle Berman
/s/ Harlan W. Goodson	Director	June 12, 2009
Harlan W. Goodson
/s/ Darrel Johnson	Director	June 12, 2009
Darrel Johnson