Form 10-Q
period 2009-06-30
Fortunet, Inc.
filed 2009-08-13
CIK 1337899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-Q
_____________________
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
☑ Yes  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” ” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☑ No

As of August 10, 2009, there were 11,054,011 shares of the Registrant’s common stock, $0.001 par value, issued and outstanding.

FORTUNET, INC.
FORM 10-Q
QUARTER ENDED June 30, 2009

PART I FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FORTUNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
 (unaudited)

	June 30,	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$6,148,169	$19,898,214
Investment securities and related Put Rights Agreement (short term)	-	6,550,000
Accounts receivable, net of allowance for doubtful accounts	1,408,273	1,509,583
Refundable income taxes	125,461	160,649
Inventories	2,214,704	2,363,430
Prepaid expenses	216,657	155,617
Deferred tax asset	303,403	294,957
Total current assets	10,416,667	30,932,450
Property and equipment, net of
accumulated depreciation	5,008,230	5,866,847
Investment securities (long term)	3,125,000	3,200,000
Canadian certificates of deposit - guaranteed investment contract	-	1,829,249
Other assets, net of accumulated amortization	1,815,370	2,054,619
Deferred tax asset	561,208	574,425
Total assets	$20,926,475	$44,457,590

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$149,190	$221,557
Commissions payable	326,432	109,049
Accrued expenses (including $3,666,250 dividend payable at June 30, 2009)	3,883,811	233,456
Treasury stock payable	-	568,644
Total current liabilities	4,359,433	1,132,706

Stockholders’ equity:
Common stock
$.001 par value, 150,000,000 shares authorized, 11,054,011 shares issued and outstanding at June 30, 2009 and 11,042,011
shares issued and outstanding at December 31, 2008	11,375	11,363
Treasury stock, at cost; 321,268 shares	(568,644)	(568,644)
Additional paid in capital	16,540,122	30,086,162
Retained earnings	584,189	13,796,003
Total stockholders’ equity	16,567,042	43,324,884
Total liabilities and stockholders’ equity	$20,926,475	$44,457,590

See notes to condensed consolidated financial statements.

FORTUNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (unaudited)

	Three Months Ending June 30,		Six Months Ending June 30,
	2009	2008	2009	2008

Sales revenue	$3,964,655	$3,974,999	$8,107,980	$8,096,632
Cost of revenue	774,993	584,295	1,700,429	1,265,276
Gross profit	3,189,662	3,390,704	6,407,551	6,831,356
Operating costs and expenses
General and administrative	1,115,714	1,259,547	2,425,120	2,441,223
Sales and marketing	1,115,006	1,083,818	2,319,780	2,214,736
Research and development	407,364	292,839	790,385	466,475
Total operating expenses	2,638,084	2,636,204	5,535,285	5,122,434

Income from operations	551,578	754,500	872,266	1,708,922

Other income	245,326	5,033	164,371	10,309
Interest income, net	50,241	282,070	108,452	577,528
Income before taxes	847,145	1,041,603	1,145,089	2,296,759

Provision for income taxes	262,956	175,267	341,357	486,872
Net income	$584,189	$866,336	$803,732	$1,809,887

Weighted average shares - basic	11,045,011	11,349,812	11,043,511	11,349,812
Earnings per share - basic	$0.05	$0.08	$0.07	$0.16
Weighted average shares – diluted	11,054,011	11,358,664	11,054,011	11,358,664
Earnings per share - diluted	$0.05	$0.08	$0.07	$0.16

See notes to condensed consolidated financial statements.

FORTUNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Six months ended June 30,
	2009	2008

Cash flows from operating activities:
Net income	$803,732	$1,809,887
Adjustments to reconcile net income to net provided by operating activities:
Depreciation	1,040,863	979,929
Amortization	210,675	8,000
Stock issued for services	50,954	98,832
Deferred taxes	4,771	5,711
Change in operating assets and liabilities:
Accounts receivable	101,310	12,705
Inventories	148,726	(64,441)
Prepaid expenses	(61,040)	(99,662)
Income tax receivable	35,188	24,758
Other assets	28,574	-
Accounts payable	(72,368)	(340,754)
Accrued expenses	(15,895)	(111,461)
Commissions payable	217,383	(69,810)
Income tax payable	-	(50,000)
Net cash provided by operating activities	2,492,873	2,203,694

Cash flows from investing activities:
Purchase of equipment and property	(182,246)	(638,858)
Purchase of marketable securities	(2,987,165)	(3,300,000)
Sale of marketable securities	11,441,414	14,250,000
Net cash provided by investing activities	8,272,003	10,311,142

Cash flows from financing activities: Dividends paid	(23,946,277)	-
Purchase of treasury stock	(568,644)	-
Net cash used in financing activities	(24,514,921)	-

Net (decrease) increase in cash and cash equivalents	(13,750,045)	12,514,836

Cash and cash equivalents, beginning	19,898,214	4,513,935
Cash and cash equivalents, ending	$6,148,169	$17,028,771

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$301,500	$622,450
Non-cash investing and financing activities:
Stock options capitalized	$-	$16,416

See notes to condensed consolidated financial statements.

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Interim Basis of Presentation:

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

Interim Basis of Presentation:

The accounting policies followed in the preparation of the financial information herein are the same as those summarized in the Company’s 2008 Annual Report on Form 10-K filed with SEC on March 12, 2009. The condensed consolidated balance sheet at December 31, 2008 was derived from audited consolidated financial statements at that date. The interim condensed consolidated financial information is unaudited and should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K and amended Form 10-K. In the opinion of Company’s management, all adjustments, consisting of normal and recurring adjustments that are necessary to fairly present the financial condition of the Company as of June 30, 2009, and the results of its operations and its cash flows for the three and six months ended June 30, 2009 and 2008, have been included in the present quarterly report. Interim results of operations are not necessarily indicative of the results of operations for the full year due to seasonality and other factors.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”). FSP 157-2 delays the implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This statement defers the effective date to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1”). FSP No. 107-1 extends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS No. 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. FSP No. 107-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009 and the adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This FSP is effective for interim and annual periods ending after June 15, 2009, and the adoption of this statement did not have a material impact on the Company’s consolidated.

In May 2009, the FASB issued FAS No. 165, Subsequent Events The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements

3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.

In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

3.	Inventories:

Inventories, consisting primarily of parts and components to be used for assembly and installation of products to be leased or sold, are valued at the lower of cost or market, as determined on the first-in, first-out basis. Also classified as inventories are Work In Process (“WIP”) components for future installations of our equipment in the field. The following schedule details inventory between parts and assemblies and WIP:

	June 30,	December 31,
	2009	2008
Parts and assemblies	$1,416,562	$1,680,031
WIP	798,142	683,399
	$2,214,704	$2,363,430

4.	Fair Value of Certain Financial Assets and Liabilities:

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

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

In view of the absence of observable market quotes, the Company’s management believes that the Company’s remaining (as of June 30, 2009) investments in auction rate securities should be classified as “level 3” ARS and be valued utilizing the discounted cash flow model. The Company’s fair value assessment of its long-term, level 3 ARS takes into account the underlying investment nature, the present value of expected future principal and interest payments discounted at rates considered to reflect the uncertainty of current market conditions and the overall capital market liquidity. As of June 30, 2009, the Company’s long-term investment ARS portfolio consisted of instruments having $3.125 million par value.  Based on the fair value estimate using the discounted cash flow model, we believe that the par value adequately approximates the fair value.  These remaining ARS instruments are tax exempt, and the Company has so far received all due monthly interest payments.

Financial assets included in our financial statements and measured at fair value on a recurring basis as of June 30, 2009 are classified based on the above valuation method as is detailed in the table below:

		Fair Value Measurement at June 30, 2009
Description	Total	Level 1	Level 2	Level 3
Assets:
TsAAuction rate securities (long term)	$3,125,000	$—	$—	$3,125,000
Total assets at fair value	$3,125,000	$—	$—	$3,125,000

The following table presents the Company’s activity for level 3 assets as defined in SFAS 157, which are measured at fair value on a recurring basis using significant unobservable inputs for the six months end June 30, 2009:

Auction Rate
Securities and
Put Rights
Agreements
Balance at December 31, 2008	$9,750,000
Transfer to Level 3	-----
Total gains or (losses) (realized or unrealized) included in earnings	-----
Purchases and (settlements) net	(6,625,000)
Balance at June 30, 2009	$3,125,000

The following table summarizes the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses applicable to our ARS holdings at June 30, 2009 and December 31, 2008, respectively.

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains	(Losses)	Net
2008:
Maturities less than one year
Municipal Bonds (ARS and
related) Put Rights Agreements	$6,550,000	$6,550,000	$1,137,700	$1,137,700	$6,550,000
Maturities greater than five years:
Municipal Bonds Instruments (ARS)	$3,200,000	$3,200,000	$—	$—	$—
2009:
Maturities greater than five years:
Municipal Bonds Instruments (ARS)	$3,125,000	$3,125,000	$—	$—	$—

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company estimated the fair value of our ARS using the discounted cash flow model. In accordance with the model, we estimated the present value of future principal and interest payments discounted at rates considered to reflect the uncertainty of current market conditions and the overall capital market liquidity. The value derived through the discounted cash flow model was generally consistent with the quoted price indicated by the brokers that handle our remaining ARS at June 30, 2009.

The Company continues to monitor the market for auction rate securities and considers its impact (if any) on the fair market value of the Company’s investments. If the current market conditions continue, in which some auctions for ARS fail, or the anticipated recovery in market values does not occur, the Company may be required to record unrealized losses or impairment charges in 2009. As auctions have closed successfully, the Company has converted its prior investments in ARS into money market funds and short term certificates of deposit deposited with banks. The Company believes it will have the ability to hold, the most if not all, remaining auction rate securities for which auctions may fail until the market recovers. It does not anticipate an urgent need to sell most of these securities in order to continue to operate its business.

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

The following table sets forth the computations for basic and dilutive earnings per common share:

	Three months ended June 30,
	2009	2008
Net income	$584,189	$866,336
Basic weighted average shares outstanding	11,045,011	11,349,812
Dilutive non-vested shares	9,000	8,852
Diluted Weighted average number of shares outstanding	11,054,011	11,358,664
Earnings per share - basic	$0.05	$0.08
Earnings per share - diluted	$0.05	$0.08

	Six months ended June 30,
	2009	2008
Net income	$803,732	$1,809,887
Basic weighted average shares outstanding	11,043,511	11,349,812
Dilutive non-vested shares	10,500	8,852
Diluted Weighted average number of shares outstanding	11,054,011	11,358,664
Earnings per share - basic	$0.07	$0.16
Earnings per share - diluted	$0.07	$0.16

6.	Stock Based Compensation:

On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”), which requires companies to measure the cost of employee services received in exchange for an award of equity

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Compensation cost related to vested restricted stock was $8,460 and $18,600 for the three months ended June 30, 2009 and 2008, respectively and $16,920 and $37,200 for the six months ended June 30, 2009 and 2008, respectively. Costs associated with these expenses are included in general and administrative expenses. A total of $16,920 of unrecognized compensation costs related to nonvested restricted stock is expected to be recognized over future periods.

7.	Commitments and contingencies:

As of June 30, 2009, the Company has entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are valid for less than one year and, in the aggregate, amount to approximately $39,500.

8.	Significant equity transactions:

        At the Annual Meeting of Shareholders held on April 17, 2009, the Shareholders approved a special dividend of $2.50 per share of Common Stock to be declared by the Board of Directors on such terms and conditions that the Board of Directors may determine in accordance with applicable laws and regulations. The Board of Directors declared the special dividend of $2.50 per share of Common Stock, or $27.6 million in the aggregate, on April 17, 2009.

9.	Research and development:

Research and development costs are primarily the costs of software and hardware development and the costs of continued enhancements of the electronic gaming systems that the Company leases to customers. Research and development costs relating principally to the design and development of products generating revenues are expensed as incurred. Hardware, tools and tooling that have an alternative future use, such as for manufacturing, are capitalized. Hand tools used in research and development, as well as special purpose fixtures, are expensed when incurred. The total amount of research and development costs were $407,364 and $292,839 during the three months ended June 30, 2009 and 2008, respectively.  The total amount of research and development costs were $790,385 and $466,475 during the six months ended June 30, 2009 and 2008, respectively. A portion of overall software development costs totaling $230,237 was capitalized during the six months ended June 30, 2008 in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. A significant portion of the capitalized research and development costs is attributable to the development of our mobile gaming platform being reviewed by Nevada gaming authorities.  Since our mobile gaming platform became commercially available for bingo applications in the fourth quarter of 2008, we discontinued further capitalization of respective software development costs and started to amortize the accumulated software development costs on a regular 5-year straight line schedule. Amortization expense was $105,336 for the three months ended June 30, 2009 and $210,672 for the six months ended June 30, 2009. We have not capitalized any software development costs for the six months ended June 30, 2009.

10.	Concentrations:

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

We are dependent upon a small number of independent distributors to market and sell our products to casinos and bingo halls. For the six months ended June 30, 2009 approximately 54.3% of our revenues were derived through 9 distributors.  During the same period, we derived approximately 36.5% of our revenue from our single largest distributor, K&B Bingo Sales Incorporated, doing business as Good Time Bingo (“K&B Bingo”).  See Item1A: Risk Factors.

11.	Income Taxes:

We recorded our income tax provision at an effective rate of 31.0% and 16.8% for the three months ended June 30, 2009 and 2008, respectively. We recorded our income tax provision at an effective rate of 29.8% and 21.3% for the six months ended June 30, 2009 and 2008, respectively. This effective tax rate takes into account, among other items, research and development tax credit of $51,375 resulting in a reduction of the statutory tax rate by approximately 4.0% for the six months ending June 30, 2009. A further reduction in the effective tax rate for the three and six months ending June 30, 2008 was primarily due to the benefit of the tax exempt income.

12.	Subsequent Events:

In the second quarter of 2009, we declared a special dividend of $2.50 per share of Common Stock to the Company’s shareholders totaling $27.6 million, of which $23.9 million was paid as of June 30, 2009. On July 16, 2009 the final dividend payment of $3,666,250 was paid to our largest shareholder.

On August 10, 2009, William R. Jacques Jr. was reappointed to the office of Chief Financial Officer.

Subsequent events have been evaluated through August 13, 2009, the date the financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation, the following:

(1) Our belief that the Company will have the ability to hold any remaining auction rate securities for which auctions may fail until the market recovers; (2) our belief that we do not anticipate a need to sell auction rate securities in order to continue to operate its business; (3);our belief that in the absence of observable market quotes, the Company’s remaining investments in auction rate securities should be classified as “level 3” ARS and be valued utilizing the discounted cash flow model; (4) our continued efforts to monitor the market for auction rate securities and consider the impact (if any) on the fair value of the Company’s investment; (5) our belief that we have expeditiously developed software and hardware modifications adequately responding to the raised questions; (6) our belief that our cash flow from operations combined with the retained liquid and long-term investments will be adequate to meet our anticipated future requirements for working capital and capital expenditures for the next 12 months and for the foreseeable future; (7) our belief that, we believe that the financial statements included in this Quarterly Report on Form 10-Q correctly present in all material respects our financial position, results of operations and cash flows for the periods covered therein; (8) our anticipation that at some point in time, we may begin selling our gaming platforms for use in conducting traditional casino games, instead of entering into lease contracts as we do now, or pursuant to purchase options contained in lease contracts;;(9) our expectation that the negative trend in our profitability will persist at least in the near future; (10) our expectation that a total of $16,920 of unrecognized compensation costs related to nonvested restricted stock is will be recognized over future periods; (11) our intent to offer our customers equipment lease agreements under which we will lease our wireless gaming terminals and the associated equipment; (12) our expectation that in order to further develop our business and even simply to continue the business as is, we may be now forced to seek additional capital, a daunting task in the current luck of credit environment; (13) our belief that in order to remain competitive in the bingo market, we may find it necessary to increase the volume of consumable bingo products that we provide to our customers, which may affect our overall profitability; (14) our belief that the failed auctions that we have experienced are not a result of the deterioration of the underlying credit quality of these securities; (15) our belief that any unrealized gain or loss associated with these securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in our financial statements; (16) our belief that, based on our cash and cash equivalents balances during 2009, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flows or ability to fund our obligations; (17) our belief that  the acceptance of our wireless gaming terminals by gaming establishments and their players will depend on our ability to demonstrate the economic and other benefits of our products to gaming establishments, casino players becoming comfortable with using our wireless gaming terminals, the attractiveness of the casino games that players can play using our wireless gaming terminals, ease of use, and the reliability of the hardware and software that comprise our mobile gaming platforms;(17) our belief that as part of our business strategy, we may seek to acquire businesses, services and technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with valuable customer contacts or otherwise offer growth opportunities; (18) our anticipation that we will delay our mobile gaming growth plans in order to concentrate our efforts and resources on adapting our core bingo business to the recent economic decline that we expect to continue at least in the near future; (19) statements regarding our expectation that the competition in the market for gaming devices will increase and intensify as the market for mobile gaming devices develops; (20) our expectation to continue to make a significant investment in research and development and our commitment to continue to introduce new products for the gaming market; (21) our belief that our research and development efforts have made our mobile gaming platform compliant with the wireless gaming regulations promulgated by the Nevada Gaming Commission; (22)our concern that the NGCB analysis of our new modifications may delay significantly the overall process of reviewing of our mobile gaming platform; (23) our belief the addition of traditional casino games to our mobile platform will potentially increase these casino operators’ revenues; (24) our belief that the market will not be ready to adapt mobile gaming of traditional casino games in the near future due to the worsening economic environment; (25) our belief that when and if the Nevada market does accept mobile gaming of traditional casino games, we expect to subsequently expand our marketing to additional Nevada casinos that may be attracted to our mobile gaming platform by the potential of new gaming revenues generated in the auxiliary gaming and peripheral public areas of casinos where playing of traditional casino games, such as poker, keno and slots, was previously not available; (26) our expectation to expand marketing efforts for our wireless gaming platform beyond Nevada; (27) our belief that we should adapt a conservative view on the near-term economic viability of traditional casino games, such as poker, slots and keno, to be played on our mobile gaming platform, even if it is approved for use in Nevada casinos; (28) our opinion that economic environment is not likely to quickly improve, at least in 2009 and possibly well beyond 2009; (29) our belief that in this recessionary economic environment, casinos have excessive capacity of slot machines and gaming tables on their main casino floors and are therefore not motivated to promote playing of traditional casino games in the auxiliary gaming areas, such as bingo halls, sports books and bars, since such gaming would involve additional costs to casinos; and (30) our belief that during the hard times of economic contraction, the casinos are unlikely to cannibalize the main casino floors for the sake of generating some additional revenues in the auxiliary areas; whereas in times of economic prosperity and expansion, when the main casino floors are more fully utilized, we believe that the extra revenues generated in the auxiliary gaming areas would be welcome.

Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to unexpected difficulties in penetrating new markets as a result of regulatory, competitive or other barriers; inability to devote additional resources to our marketing efforts; inability to devote additional resources to our research and development initiatives to enhance product development; unexpected changes to zoning laws that effect our ability to continue to manufacture products in our current facility; inability to cut our costs that may result in a loss of our existing customers to our competitors; legality of our electronic bingo player units; our inability to create or introduce new products for the conventional bingo market; our failure to gain approval for our gaming platforms to play traditional casino games; unanticipated decreases in our manufacturing capabilities; unfavorable outcome of potential litigation matters; loss of existing distributors or our failure to further broaden our distribution channels;  unanticipated substantial decrease or increase in our research and development expenses; unexpected changes to credit ratings of the auction rate securities instruments we hold; difficulty in evaluating the value of the auction rate securities; inability to accurately value the underlying assets supporting auction rate securities; changes in default rates applicable to the underlying assets, underlying collateral value, and the strength and quality of the market and its liquidity; inability to accurately predict the impact of the recordation of any unrealized gain or loss associated with auction rate securities in our financial statements; unexpected changes in our liquidity, cash flows due to unexpected changes in the credit and capital markets; inability to predict the impact of market changes with respect to our auction rate securities; unanticipated need to liquidate our auction rate securities; an unanticipated need for additional funds for operating expenses, new business opportunities, recession, decrease in consumer spending, or other events;  inability to protect and defend our intellectual property rights; the failure of the overall gaming industry to sustain its revenues; unexpected need to expand our operations and inability to enter into a new manufacturing lease; unanticipated drop or increase in inventory levels; inability of our leasing revenue to meet our operating expenses in the short and long terms; inability to finance additional expenses related to the procurement of equipment and the manufacturing of equipment and component parts in order to expand our production efforts; unanticipated increase in expenditures during the next 12 months; lack of growth in the gaming industry; inability to procure additional customers and enter into new lease agreements; rapid technological changes in the gaming industry that render our technology obsolete; difficulties demonstrating the economic benefits of our products;  inability to meet the evolving industry standards of casino and player demands; failure to achieve market acceptance of our products; lack of demand for our consumable bingo products; inability to predict the length of the economic decline; inability to predict the timing of expenses related to the development of our manufacturing infrastructure; inability to predict the amount of investment funds that will be consumed in order to develop our manufacturing infrastructure; inability to penetrate new jurisdictions and markets; and inability to improve our financial, accounting and operation systems and controls. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should also review the cautionary statements and discussion of the risks of our business set forth elsewhere herein under the heading “Risk Factors” under Part I, Item 1A and our other filings with the Securities and Exchange Commission (“SEC”).

Overview

We are an established and profitable manufacturer of multi-game and multi-player server-based gaming platforms. Our gaming platforms include networks of both wireless and stationary player terminals, cashier-based point-of-sale terminals, self-service point-of-sale kiosks and game file servers that conduct and control bingo games. Our gaming platforms have been adapted (although not yet approved for sales in Nevada) to conduct traditional casino games, such as keno, poker and slots, in addition to, and optionally concurrently with, bingo. Our gaming platforms enable patrons to play bingo using either our wireless or our stationary player terminals. In addition, our gaming platforms have been adapted (although not yet approved for sales in Nevada) to enable patrons to play certain traditional casino games using our stationary player terminals.

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

If we obtain the necessary approvals, we will continue to market our wireless gaming platform to Nevada casinos, most likely commencing with casinos with bingo halls where our mobile gaming platforms are already in use for playing bingo games.  We believe the addition of traditional casino games to our mobile platform will potentially increase these casino operators’ revenues.  However, we do not believe the market will be ready to adapt mobile gaming of traditional casino games in the near future due to the adverse economic environment. When and if the Nevada market does accept mobile gaming of traditional casino games, we expect to subsequently expand our marketing to additional Nevada casinos that may be attracted to our mobile gaming platform by the potential of new gaming revenues generated in the auxiliary gaming and peripheral public areas of casinos where playing of traditional casino games, such as poker, keno and slots, was previously not available. In such a case, we expect to subsequently expand marketing efforts for our wireless gaming platform beyond Nevada.

Meanwhile, we believe that we should adapt a conservative view on the near-term economic viability of traditional casino games, such as poker, slots and keno, to be played on our mobile gaming platform, even if it is approved for use in Nevada casinos.  As evidenced and widely publicized in numerous city, state and national publications, including the Las Vegas Review Journal, the New York Times, and the Wall Street Journal, the Center for Business and Economic Research at the University of Nevada, Las Vegas, as well as investment banking gaming industry analysts, including Deutsche Bank, the economic health of the Nevada gaming industry drastically worsened in 2008, and in our opinion, it is not likely to quickly improve, at least in 2009 and possibly well beyond 2009.   In this recessionary economic environment, we believe that casinos have excessive capacity of slot machines and gaming tables on their main casino floors and are therefore not motivated to promote playing of traditional casino games in the auxiliary gaming areas, such as bingo halls, sports books and bars, since such gaming would likely divert revenues from main casino floors rather than generate extra revenue, and yet, would involve additional costs to casinos. During the hard times of economic contraction, we believe that casinos are unlikely to cannibalize the main casino floors for the sake of generating some additional revenues in the auxiliary areas; whereas in times of economic prosperity and expansion, when the main casino floors are more fully utilized, we believe that the extra revenues generated in the auxiliary gaming areas would be welcome.  See also, “Risk Factors” under Part I, Item 1A.

Since our inception, we have been a technology innovator in the gaming equipment industry. We helped to define the core concepts of modern gaming technologies including server-based networks, concurrent multi-

gaming, cashless gaming, downloadable gaming and, notably, mobile gaming. We continue to focus on research and development and are continuously upgrading our wireless player terminals to serve as a multi-game platform that enables patrons to play traditional casino games in casino public areas in addition to playing bingo. We also introduced and started commercial deliveries of new advanced bingo flashboards that utilize long-life color light emitting diodes instead of conventional incandescent lamps. In addition, we also recently introduced and started commercial deliveries of advanced automatic ball blowers for bingo, keno and lottery applications working in conjunction with our flashboards and player terminals. In addition, we have recently started manufacturing and commercial deliveries of advanced barcoded bingo paper products supplementing our electronic bingo products. We print the barcoded bingo paper products on high-speed variable-data web presses in our recently expanded manufacturing facilities in Las Vegas, NV. Although our continuous development of new products and manufacturing infrastructure is capital extensive, we are committed to continue to introduce new products for the gaming market.

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

We envision that if we develop electronic product sales revenue, we will also see a recurring revenue component generated from software upgrades and/or maintenance of the software components of our sold products.

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

During the three months ended June 30, 2009, we incurred $60,413 and during the six months ended June 30, 2009, we incurred $204,145 in legal expenses incurred in a routine course of business.

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

There has been no material change in the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements from the critical accounting policies described in our Annual Report on Form 10-K and amended Form 10-K for fiscal year ended December 31, 2008.

Legal Contingencies

We are currently not involved in any legal claims and legal proceedings. We have not accrued any liability for estimated losses related to legal contingencies that may arise in the future.

Results of Operations

Consolidated Income Statement

The following table sets forth our results of operations in dollars and as a percentage of revenue for each of the periods indicated:

	Three Months Ending June 30,				Six Months Ending June 30,
	2009		2008		2009		2008
Revenues
Sales revenue	$3,964,655	100.0%	$3,974,999	100.0%	$8,107,980	100.0%	$8,096,632	100.0%
Cost of revenue	774,993	19.5%	584,295	14.7%	1,700,429	21.0%	1,265,276	15.6%
Gross profit	3,189,662	80.5%	3,390,704	85.3%	6,407,551	79.0%	6,831,356	84.4%
Operating costs and expenses
General and administrative	1,157,714	28.2%	1,259,547	31.7%	2,425,120	29.9%	2,441,223	30.2%
Sales and marketing	1,115,006	28.1%	1,083,818	27.3%	2,319,780	28.6%	2,214,736	27.4%
Research and development	407,364	10.3%	292,839	7.3%	790,385	9.7%	466,475	5.7%
Total operating expenses	2,638,084	66.6%	2,636,204	66.3%	5,535,285	68.2%	5,122,434	63.3%

Income from operations	551,578	13.9%	754,500	19.0%	872,266	10.8%	1,708,922	21.1%

Other income	245,326	6.2%	5,033	0.1%	164,371	2.0%	10,309	0.1%
Interest income, net	50,241	1.3%	282,070	7.1%	108,452	1.3%	577,528	7.2%
Income before taxes	847,145	21.4%	1,041,603	26.2%	1,145,089	14.1%	2,296,759	28.4%
Provision for income taxes	262,956	6.6%	175,267	4.4%	341,357	4.2%	486,872	6.0%
Net income	$584,189	14.8%	$866,336	21.8%	$803,732	9.9%	$1,809,887	22.4%

Three Months and Six Months Ended June 30, 2009 and June 30, 2008
For the second quarter of 2009 our sales slightly decreased, and although in the first six months of the current year our sales slightly increased as compared to the first six months of the prior year, our quarterly and semi-annual profits nevertheless significantly decreased due to a significant increase in our operating costs as detailed below. In view of the quickly deteriorating economic environment and in combination with other negative factors and risks specific to the Company outlined elsewhere in this document, we expect the negative trend in our profitability to persist at least in the near future.

Sales revenue.  Sales revenue was $3,964,655 for the three months ended June 30, 2009, as compared to $3,974,999 for the three months ended June 30, 2008, a decrease of $10,344, or 0.3%.  Sales revenue was $8,107,980 for the six months ended June 30, 2009, as compared to $8,096,632 for the six months ended June 30, 2008, an increase of $11,348, or (0.1%).

For the six months ended June 30, 2009 approximately 54.3% of our revenues were derived through 9 distributors.  During the same period, we derived approximately 36.5% of our revenue from our single largest distributor, K&B Bingo Sales Incorporated, doing business as Good Time Bingo (“K&B Bingo”). (See “Risk Factors” under Item 1A herein.)

For the six months ended June 30, 2009, the net change in our revenue as a result of changes in our customer base was an increase in revenue of $16,220 over the same period in the prior year, and the net change in revenue as a result of changes in operations at our existing customer locations was a decrease of revenue of $7,373 over the same period in the prior year.

Cost of revenue.  Cost of revenue was $774,993 for the three months ended June 30, 2009, compared to $584,295 for the three months ended June, 2008, an increase of $190,698, or 32.6%. Cost of revenue was $1,700,429 for the six months ended June 30, 2009, compared to $1,265,276for the six months ended June 30, 2008, an increase of $435,153, or 34.4%. The increase is primarily due to the ongoing depreciation of our web printing presses commercially producing bingo consumables since the fourth quarter of 2008 and to the ongoing of amortization of previously accumulated capitalized software development cost combined with an increase in the equipment repairs and upgrade costs and partially offset by a decrease in the equipment depreciation costs.

General and Administrative. General and administrative expenses were $1,115,714 or 28.2% of revenue, for the three months ended June 30, 2009 as compared to $1,259,547, or 31.7% of revenue, for the three months ended June 30, 2008, a decrease of $143,833 or 11.4%. General and administrative expenses were $2,425,120, or 29.9% of revenue for the six months ended June 30, 2009 compared to $2,441,223, or 30.2% of revenue for the six months ended June 30, 2008, a decrease of  $16,103, or 0.07%.  This decrease in general and administrative expenses was attributable primarily to the reduced expense of our on going legal cost.

In the three and six months ended June 30, 2009, the cost associated with the stock grants to our directors was $8,460 and $16,920 respectively. In the three and six months ended June 30, 2008, the cost associated with the stock grants to our directors was $18,600 and $37,200. We expect to have similar costs associated with the stock grants to our directors in the remaining quarters of 2009.

Sales and marketing.  Sales and marketing expenses were $1,115,006, or 28.1% of revenue for the three months ended June 30, 2009 as compared to $1,083,818, or 27.3% of revenue for the three months ended June 30, 2008, an increase of $31,188, or 2.9%.  Sales and marketing expenses were $2,319,780, or 28.6% of revenue for the six months ended June 30, 2009, compared to $2,214,736, or 27.4% of revenue, for the six months ended June 30, 2008, an increase of $105,044, or 4.7%.These increases were attributable primarily to the increase of commissions paid to the distributors.

Research and development.  Research and development expenses were $407,364, or 10.3% of revenue, for the three months ended June 30, 2009, as compared to $292,839, or 7.3% of revenue, for the three months ended June 30, 2008, an increase of $114,525, or 39.1%. Research and development expenses were $790,385, or 9.7% of revenue, for the six months ended June 30, 2009, compared to $466,475, or 5.7% of revenue, for the six months ended June 30, 2008, an increase of $323,910, or 69.4%.  The overall increase in research and development costs was primarily attributable to the cessation of the capitalization of the software development costs associated with our mobile gaming platform in the fourth quarter of 2008 and with the subsequent expensing of labor costs associated with the ongoing maintenance of the software.

Other income and interest income.  Interest income from investments for the three months ended June 30, 2009 was $50,241 or 1.3% of revenue, compared to $282,070 or 7.1% of revenue, for the three months ended June 30, 2008, a decrease of $231,829, or 82.2%. Interest income from investments for the six months ended June 30, 2009 was $108,452 or 1.3% of revenue, compared to $577,527 or 7.2% of revenue, for the six months ended June 30, 2008, a decrease of $469,075, or 81.2%.   The decrease was the result of the liquidation of auction rate securities during 2008 and the transfer of the freed funds into money market and short term certificate of deposits accounts yielding lower interest rates than we previously experienced with the auction rate securities and the liquidation of investments for the payment of dividends in May 2009. Other income for the three months ended June 30, 2009 was $245,326 or 6.2% of revenue, compared to income of $5,033 or 0.1% of revenue, for the three months ended June 30, 2008 an increase of $240,293. Other income for the six months ended June 30, 2009 was $164,371 or 2.0% of revenue, compared to income of $10,309 or 0.1% of revenue, for the six months ended June 30, 2008 an increase of $154,062. The increases in the other income for the second quarter of 2009 and the overall increase in the other income category for the first two quarters of 2009, are primarily attributable to the liquidation of our previous investment in Canadian Government Insured Investments recorded at the end of the second quarter of 2009 at a favorable exchange rate of the Canadian dollar to US dollar.

Provision for income taxes.  An income tax provision of $262,956 with an effective tax rate of 31.0% was recorded for the three months ended June 30, 2009, as compared to $175,267 with an effective tax rate of 16.8% for the three months ended June, 2008, an increase of $87,689, or 50.0%. An income tax provision of $341,357 with an effective tax rate of 29.8% was recorded for the six months ended June 30, 2009, as compared to $486,872 with an effective tax rate of 21.2% for the six months ended June, 2008, an increase of $145,515, or

29.9%. The increase in the tax provision for the second quarter of 2009 is primarily attributable to a profitable liquidation of our prior investment in Canadian Government Insured Investments. The overall decrease in the tax provision is primarily due to the decrease in the taxable income for the six months ended June 30, 2009 combined with the research and development tax credit of $51,375 yielding a reduction of the statutory tax rate by approximately 4.5%.

Liquidity and Capital Resources

As of June 30, 2009, our principal sources of liquidity were cash and cash equivalents of approximately $6.1 million and accounts receivable (net of allowance for doubtful accounts) of $1.4 million. Note that out of the approximately $6.1million of cash and cash equivalents, approximately $3.7 million was due and payable as a remainder of a special dividend to shareholders, and that the payment of the remaining portion of the special dividend occurred in the third quarter of 2009, prior to publishing of this current quarterly report. Note also that the special cash dividend of $2.50 per share of Common stock was approved by the Company’s outside shareholders on April 17, 2009, was supported by the Company’s inside shareholders and was declared by the Company’s Board of Directors on the same date. Even after payment of this special dividend, we anticipate that our leasing revenue, which is our principal source of revenue today, will be sufficient to fund our current operating expenses in the short term.

We expect to incur significant additional expenses in connection with the further development of our manufacturing infrastructure including our bingo paper printing presses and electronic assembly lines as well as the procurement of components for the manufacturing of additional stationary and wireless player terminals primarily to firm up our bingo revenues in the adverse economic environment. We anticipate that these expenses will consume a substantial portion, if not all, of our recurring lease revenues as well as a significant portion if not all, of our remaining liquid and long-term investment funds. Although the specific extent and the timing of such expenses are not yet determined, significant expenditures of our available funds will negatively affect the interest we earn on these funds.

Except to the extent we become obligated under supply contracts that we enter into to procure equipment and components, our fixed payment commitments are limited to our facilities leases.

We believe that our cash flow from operations combined with the available liquid funds and long-term investments will be adequate to meet our anticipated future requirements for working capital and capital expenditures for the next 12 months and for the foreseeable future. Currently, there is no plan to raise additional capital; however, if necessary we may seek other advisable additional financing through bank borrowings or public or private debt or equity financings. Additional financing, if needed, may not be available to us, or, if available, the financing may not be on terms favorable to us. The terms of any financing that we may obtain in the future could impose additional limitations on our operations and management structure. Our estimates of our anticipated liquidity needs may not be accurate in the current unfavorable economic environment if unforeseen events occur, resulting in the need to raise additional funds.

Summary of Consolidated Statements of Cash Flow

	Six Months Ended June 30
	2009	2008

Net cash provided by operating activities	$2,492,873	$2,2203,694
Net cash provided by investing activities	8,272,003	10,311,142
Net cash used in financing activities	(24,514,921)	-
Net (decrease) in cash and cash equivalents	(13,750,045)	12,514,836
Cash and cash equivalents, beginning	19,898,214	4,513,935
Cash and cash equivalents, ending	$6,148,169	$17,028,771

Operating Activities

For the six months ended June 30, 2009, net cash of $2,492,873 provided by operating activities was primarily due to net income of $803,732, depreciation and amortization of $1,251,538, stock issued for services of $50,954 and change in operating assets and liabilities of $386,649. For the six months ended June 30, 2008, net cash of $2,203,694 provided by operating activities was primarily due to the net income of $1,809,887, depreciation and amortization of $987,929, stock issued for services of $98,832 and change in operating assets and liabilities of ($594,122). The decrease in net cash provided by operating activities during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily due to the decrease in operating income and the distribution of the declared special dividend.

Investing Activities

For the six months ended June 30, 2009, $8,272,003 of net cash was provided by investing activities, with $182,246 spent on capital expenditures, $2,987,165 for marketable securities repurchasing and $11,441,414 of marketable securities sold during the period.

Financing Activities

For the six months ended June 30, 2009, $568,644 of net cash was used for the purchase of treasury stock and $23,946,277 was used for the payment of a special cash dividend. For the six months ended June 30, 2008, no net cash was provided by financing activities.

Off-Balance Sheet Arrangements

As of June 30, 2009, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the design and operating effectiveness as of June 30, 2009 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level to enable the Company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion. As was previously reported, the Company addressed a significant deficiency in its disclosure controls and procedures by hiring a corporate controller to remedy a prior lack of separation of duties within the accounting department. Our new corporate controller has familiarized herself with many of the Company’s tax and accounting reports and work papers and continues to familiarize herself with such reports and work papers. This familiarity has enabled us to significantly improve our separation of duties in the accounting department.

 Changes in Internal Controls Over Financial Reporting

       During the three months ending June 30, 2009, our new corporate controller familiarized herself with many of the Company’s tax and accounting reports and work papers, thus enabling the Company to improve its separation of duties in the accounting department by assigning certain duties to her.  She continues to familiarize herself with other of the Company’s tax and accounting reports and work papers with a view towards enabling the Company to further improve its separation of duties by assigning additional duties to her in the future.

PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company currently is not involved in any litigation.  Nevertheless in rare instances, we may be threatened with or may be named as a defendant in lawsuits arising in the ordinary course of business, such as personal injury claims and unemployment-related claims, and from time to time, we also prosecute various collection claims against delinquent customers.

ITEM 1A.  RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we filed with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report.  The risk factor set forth below entitled:  “Our cash resources have been substantially depleted by the payment of a special dividend of $2.50 per share, and we are now more vulnerable to the uncertainties of the current unfavorable economic environment” have been added from our prior statement on form 10-K for the year ended December 31, 2008. In addition, the risk factor below entitled “A material reduction in the yield on our investment of the proceeds of our initial public offering and our retained earnings could materially and adversely affect our net income and earnings per share”, and” a material reduction in the yield on our investment of the proceeds of our initial public offering and our retained earnings could materially and adversely affect our net income and earnings per share”   have been materially modified from our prior statement on Form 10-K for the year ended December 31, 2008.

Risks Relating to Our Business

Our cash resources have been substantially depleted by the payment of a special dividend of $2.50 per share, and we are now more vulnerable to the uncertainties of the current unfavorable economic environment.

In the second quarter of 2009, we declared a special dividend of $2.50 per share of Common Stock to the Company’s shareholders totaling $27.6 million. The payment of the special dividend resulted in a drastic depletion of our financial security cushion, and as a result, we are now much more vulnerable to the uncertainties of the current recessionary economic environment. Consequently, our ability to earn interest and dividends on our liquid funds has been drastically reduced resulting in a substantial negative impact on our earnings. Moreover in order to further grow our business, and even to simply continue the business essentially “as is”, we may be now forced to seek additional capital, a daunting, if not impossible, task in the current unfavorable credit market environment.

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

We are dependent upon a small number of independent distributors to market and sell our products to casinos and bingo halls. For the six months ended June 30, 2009 approximately 54.3% of our revenues were derived through 9 distributors.  During the same period, we derived approximately 36.5% of our revenue from our single largest distributor, K&B Bingo Sales Incorporated, doing business as Good Time Bingo (“K&B Bingo”). Due to our payment of commissions to distributors, our customer contracts derived from distributors generate lower profit margins than our contracts derived from direct sales, or house accounts. Because we do not directly control our distributors or their customer intake practices, contracts with customers derived from distributors may be susceptible to higher default rates and lower profit margins than our house accounts.

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

K&B Bingo of Dallas, Texas is one of our largest distributors and generates approximately 36.5% of our revenue. K&B Bingo is a wholly owned subsidiary of Aces Wired of Dallas, Texas. Aces Wired is currently being investigated by the Texas gaming authorities for alleged violations of Texas Penal Code provisions relating to gambling promotion; keeping a gambling place; possession of a gambling device, equipment or paraphernalia; and engaging in organized criminal activity relating to same.  As reported on the Form 8-K filed by Aces Wired with the SEC on October 15, 2008, no criminal charges had been filed as of that date, by authorities against Aces Wired or any of its officers, directors or other employees.  However, Aces Wired has been advised that local authorities are seeking to develop charges against Aces Wired and certain of its officers, directors and other employees consistent with the allegations in the search and arrest warrants executed on May 21, 2008. In that regard, on October 9, 2008, the District Attorney of Bexar County, Texas sent formal notification advising Aces Wired that it was conducting an investigation into violations of state criminal laws by certain of Aces Wire’s officers, directors and other employees (including former directors and employees) involving gambling, fiduciary misapplication of funds, securities fraud, organized crime and money laundering.

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

The market for gaming devices generally is intensely competitive, and we expect competition to increase and intensify as the market for mobile gaming devices develops. We currently compete with other providers of electronic bingo products, such as Arrow International, VKGS, LLC, or Video King, formerly a division of BK Entertainment Corp., GameTech International, Inc., the merged Planet Bingo, LLC and Melange Computer Services, Inc., Electronic Game Solutions, Inc. and California Concepts, Inc. in the marketing of our BingoStar wireless bingo systems.  We expect to face competition with several new entrants in the market, including I-bingo, Inc. and eQube, Inc. Although none of our competitors that manufacture mobile bingo devices is currently licensed in Nevada other than GameTech International, Inc., we may face competition from these providers in the market for mobile gaming devices in the future. Given the market penetration, name recognition, marketing resources and familiarity with the gaming device industry generally, traditional casino game device manufacturers could be a significant competitive threat to us. We expect fierce competition in our expansion efforts from multiple large competitors dominating their respective markets, such as Aristocrat Leisure, Ltd., International Game Technology, Inc., Alliance Gaming Corporation, WMS Gaming Inc. and Shuffle Master, Inc., that may enter the market for mobile gaming devices.  In addition, we may face a strong competition from Cantor Fitzgerald Ltd., that already offers wireless sports betting in the United Kingdom, holds an Operator of Mobile Gaming Systems license in Nevada, and in April of 2008 started field testing of mobile gaming system in Las Vegas, NV.  The competition in the potentially lucrative Nevada market for mobile gaming systems is anticipated to become even more fierce when other of Nevada’s currently licensed Operators of Mobile Gaming Systems, including International Game Technology, Inc., Sona Mobile, Inc. and GameTech International, Inc. enter the market.

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

All of our lease contracts relate to our electronic bingo products. In the year ended December 31, 2008, we derived 98% of our revenues and cash flow from our portfolio of contracts to lease electronic bingo products to gaming establishments, such as casinos, and bingo halls. Our contracts are typically for a term ranging from one to three years in duration and several are on a month-to-month basis. Not all of our contracts preclude our customers from using bingo devices of our competitors. Upon the expiration of one of our contracts, a gaming establishment may award a contract through a competitive procurement process, in which we may be unsuccessful in winning the new contract or forced to reduce the price that we charge the gaming establishment in order to renew our contract. In addition, some of our contracts permit gaming establishments to terminate the contract at any time for our failure to perform and for other specified reasons. The termination of or failure to renew or extend one or more of our contracts, or the renewal or extension of one or more of our contracts on materially altered terms could, depending upon the circumstances, have a material adverse effect on our business, financial condition, results and prospects.

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

Our future success depends to a significant degree on the skills, experience and efforts of our key personnel. We depend heavily on the ability and experience of a small number of senior executives who have experience with our operations and the electronic gaming device industry, including, Yuri Itkis, our Chief Executive Officer, Chairman of the Board of Directors, William R. Jacques Jr., our Chief Financial Officer; Jack Coronel, our Chief Compliance Officer; and Boris Itkis, our Chief Technical Officer, Vice President of Engineering and member of the Company’s Board of Directors. The loss of any of these senior executives or the failure of any of these senior executives to obtain or maintain the requisite regulatory licenses, permits or determination of suitability may have a material adverse effect on our business and operations.

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

Because we have not yet begun full-scale production of mobile gaming devices under the Nevada Mobile Gaming Law, we have invested the bulk of the proceeds of our initial public offering and retained earnings. Our net income and earnings per share for the quarter ended December 31, 2008 depended substantially on the yield that we achieved on these investments. Approximately 32% of our income before tax resulted from these investments. Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Some of our investments consist of non-taxable auction rate securities, or ARS. Our ARS investments totaled $3,125,000 at June 30, 2009.

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

Our stock may be delisted by Nasdaq.

During the quarter ended June 30, 2009, our stock traded below $1.25 per share. Should our stock price drop below $1.00 per share for a consecutive period of 30 days after April 19, 2009, we may receive a notification from Nasdaq that our stock may be delisted. If subsequently, we are unable to comply with applicable Nasdaq listing requirements, and our stock may eventually be delisted. In the latter case, our stock may become less liquid and less valuable.  If we are delisted, and we fail to continue to meet certain SEC standards, our common stock will become subject to the SEC’s “penny stock” rules. The term “penny stock” generally refers to low-priced (below $5), speculative securities of very small companies. While penny stocks generally are quoted over-the-counter, such as on the OTC Bulletin Board or in the Pink Sheets, they may also trade on securities exchanges, including foreign securities exchanges. In addition, penny stocks include the securities of certain private companies with no active trading market.

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

As of the date of the filing of this report, our Chairman of the Board, Chief Executive Officer, Yuri Itkis, beneficially owned 74.86 percent of our stock.  Such a high concentration of control by a single individual may make change of Company’s control less likely and may negatively affect the price of our stock. This means that Mr. Itkis can approve or reject all matters on which the Company needs approval by not less than a majority of stockholders, including mergers, acquisitions, sales of assets, amending the Company’s Certificate of Incorporation, electing the Company’s Board of Directors, among other things, and essentially gives Mr. Itkis control of the management and day to day operations of the Company.  This might make the Company less attractive for strategic partners or tender offers which might suppress the value of our common stock.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company’s Annual Meeting of Shareholders, held on April 17, 2009, the following proposals were voted on by the Shareholders as detailed below:

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

Voted For	Voted Against	Abstain
10,379,079	60,677	1,885

3.  Approval of a special dividend of $2.50 per share of Common Stock to be declared by the Board of Directors.

Voted For	Voted Against	Abstain
10,435,603	6,038	0

ITEM 6. EXHIBITS

See Exhibit Index.

Exhibit Index

Number	Description

3.1	Amended and Restated Articles of Incorporation of FortuNet, Inc.(1)
3.2	Amended and Restated Bylaws of FortuNet, Inc.(2)
4.1	Form of Certificate Representing Common Stock, $.001 Par Value Per Share, of FortuNet, Inc.(1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Amendment No.1 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on October 27, 2005.

(2)	Incorporated by reference to Amendment No.3 of the Company’s Registration Statement filed on Form S-1 (File No. 333-128391) filed with the Commission on November 21, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FortuNet, Inc.

By	/s/ Yuri Itkis
Yuri Itkis, Chief Executive Officer

By	/s/ William R. Jacques Jr.
William R. Jacques Jr., Chief Financial Officer
Date: August 13, 2009