Form 10-Q
period 2009-09-30
Fortunet, Inc.
filed 2009-11-12
CIK 1337899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-Q
_____________________
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
☑ Yes ☐ No

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
☐ Yes ☑ No
As of November 11, 2009, there were 11,054,011 shares of the Registrant’s common stock, $0.001 par value, issued and outstanding.

FORTUNET, INC.
FORM 10-Q
QUARTER ENDED September 30, 2009

PART I FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FORTUNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
 (unaudited)

	September 30,	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$3,448,919	$19,898,214
Investment securities and related Put Rights Agreement (short term)	-	6,550,000
Accounts receivable, net of allowance for doubtful accounts	1,256,304	1,509,583
Refundable income taxes	632,875	160,649
Inventories	2,198,044	2,363,430
Prepaid expenses	150,473	155,617
Deferred tax asset	316,188	294,957
Total current assets	8,002,803	30,932,450

Property and equipment, net	4,818,791	5,866,847
Investment securities (long term)	3,050,000	3,200,000
Canadian certificates of deposit - guaranteed investment contract	-	1,829,249
Other assets, net of accumulated amortization	27,734	2,054,619
Deferred tax asset	557,830	574,425
Total assets	$16,457,158	$44,457,590

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$185,936	$221,557
Commissions payable	115,546	109,049
Accrued expenses	312,925	233,456
Treasury stock payable	-	568,644
Total current liabilities	614,407	1,132,706

Stockholders’ equity:
Common stock
$.001 par value, 150,000,000 shares authorized, 11,054,011 shares issued and outstanding at September 30, 2009 and 11,042,011
shares issued and outstanding at December 31, 2008	11,375	11,363
Treasury stock, at cost; 321,268 shares	(568,644)	(568,644)
Additional paid in capital	16,548,582	30,086,162
Retained earnings	(148,562)	13,796,003
Total stockholders’ equity	15,842,751	43,324,884
Total liabilities and stockholders’ equity	$16,457,158	$44,457,590

See notes to condensed consolidated financial statements.

FORTUNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (unaudited)

	Three Months Ending September 30,		Nine Months Ending September 30,
	2009	2008	2009	2008

Sales revenue	$3,946,897	$3,922,447	$12,054,876	$12,019,079
Cost of revenue	2,479,860	533,345	4,180,287	1,798,621
Gross profit	1,467,037	3,389,102	7,874,589	10,220,458
Operating costs and expenses
General and administrative	1,219,581	1,442,317	3,642,601	3,883,540
Sales and marketing	1,039,253	1,075,490	3,359,032	3,290,226
Research and development	408,555	209,247	1,198,938	675,722
Total operating expenses	2,667,389	2,727,054	8,200,571	7,849,488

Income (loss) from operations	(1,200,352)	662,048	(325,982)	2,370,970

Other income	5,950	1,914	170,321	12,223
Interest income, net	13,467	201,649	121,919	779,177
Income (loss) before taxes	(1,180,935)	865,611	(33,742)	3,162,370

Provision (benefit) for income taxes	(446,082)	254,031	(104,725)	740,903
Net income (loss)	$(734,853)	$611,580	$70,983	$2,421,467

Weighted average shares - basic	11,048,044	11,351,323	11,045,044	11,351,323
Earnings (loss) per share - basic	$(0.07)	$0.05	$0.01	$0.21
Weighted average shares – diluted	11,048,044	11,360,213	11,052,011	11,360,213
Earnings (loss) per share - diluted	$(0.07)	$0.05	$0.01	$0.21

See notes to condensed consolidated financial statements.

FORTUNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Nine months ended September 30,
	2009	2008

Cash flows from operating activities:
Net income	$70,983	$2,421,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,534,454	1,448,341
Amortization	284,411	8,000
Stock issued for services	59,414	148,248
Deferred taxes	(4,636)	88,741
Impairment of capitalized software costs	1,685,387	-
Changes in operating assets and liabilities:
Accounts receivable	253,279	169,392
Inventories	165,386	(650,620)
Prepaid expenses	5,144	(228,549)
Refundable income taxes	(472,226)	38,891
Other assets	57,086	(9,915)
Accounts payable	(35,622)	140,539
Accrued expenses	79,469	(80,792)
Commissions payable	6,497	(77,740)
Income tax payable	-	(75,000)
Net cash provided by operating activities	3,689,026	3,341,003

Cash flows from investing activities:
Purchases of equipment and property	(486,399)	(1,423,956)
Purchases of marketable securities	(2,987,165)	(3,300,000)
Sales of marketable securities	11,516,414	15,525,000
Net cash provided by investing activities	8,042,850	10,801,044

Cash flows from financing activities:
Dividends paid	(27,612,527)	-
Purchase of treasury stock	(568,644)	-
Net cash used in financing activities	(28,181,171)	-

Net (decrease) increase in cash and cash equivalents	(16,449,295)	14,142,047

Cash and cash equivalents, beginning	19,898,214	4,513,935
Cash and cash equivalents, ending	$3,448,919	$18,655,982

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$307,915	$687,700
Non-cash investing and financing activities:
Stock options capitalized	$-	$24,624

See notes to condensed consolidated financial statements.

 FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Interim Basis of Presentation:

Nature of business:

FortuNet, Inc., incorporated in 1989 in Nevada,  (FortuNet) together with its wholly-owned subsidiaries, Millennium Games (Millennium), Star Bingo Holdings, LLC and Star Bingo Supply, LLC (collectively the “Company” or “us” or “we”) is engaged primarily in the business of designing, manufacturing, field maintenance and leasing electronic gaming and entertainment systems throughout North America.

The Company derives substantially all revenues from the gaming industry in the United States and Canada. Changes in laws and regulations related to gaming in each state or province can affect the Company’s revenues in any given state or province.

Interim Basis of Presentation:

The accounting policies followed in the preparation of the financial information herein are the same as those summarized in the Company’s 2008 Annual Report on Form 10-K filed with the SEC on March 12, 2009 as amended on June 15, 2009. The condensed consolidated balance sheet at December 31, 2008 was derived from audited consolidated financial statements at that date. The interim condensed consolidated financial information is unaudited and should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K as amended. In the opinion of the Company’s management, all adjustments, consisting of normal and recurring adjustments that are necessary to fairly present the financial condition of the Company as of September 30, 2009, and the results of its operations and its cash flows for the three and nine months ended September 30, 2009 and 2008, have been included in this quarterly report. Interim results of operations are not necessarily indicative of the results of operations for the full year due to seasonality and other factors.

2.	Recently Issued Accounting Pronouncements:

 In September 2006, the Financial Accounting Standards Board (“FASB”) issued ”Fair Value Measurements and Disclosures” of the FASB Accounting Standards Codification (the “Codification”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. This was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In November 2007, the FASB placed a one year deferral for the implementation for nonfinancial assets and liabilities; however, this is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. We adopted all requirements on January 1, 2008, except as they relate to nonfinancial assets and liabilities, which will be adopted on January 1, 2009, as allowed. See Note 4 for further information on the impact of this standard to the Company’s financial assets and liabilities. We have not yet determined the impact, if any, on our consolidated condensed financial statements for nonfinancial assets and liabilities.

In February 2007, the FASB issued ”Financial Instruments” of the Codification, which permits entities to choose to measure eligible financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This is effective for fiscal years beginning after November 15, 2007. This was adopted by the Company on January 1, 2008, and there was no impact on the Company’s condensed consolidated financial statements because the Company was not required to measure any eligible financial assets or liabilities at fair value.

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

In February 2008, the FASB issued ”Fair Value Measurements and Disclosures” of the Codification, which delays the implementation for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This statement defers the effective date to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

In April 2009, the FASB issued “Financial Instruments” of the Codification to interim period financial statements, in addition to the existing requirements for annual periods and reiterates the requirement to disclose the methods and significant assumptions used to estimate fair value. This was effective for interim and annual periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued “Fair Value Measurements and Disclosures” of the Codification. This provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amends certain disclosure provisions, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This was effective for interim and annual periods ending after June 15, 2009 and the adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued “Investments-Debt and Equity Securities” of the Codification. This modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. This also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). This also further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. This also requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This was effective for interim and annual periods ending after June 15, 2009, and the adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued, “Subsequent Events” of the Codification. The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.

In June 2009, the FASB issued “Generally Accepted Accounting Principles” of the Codification which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

	September 30,	December 31,
	2009	2008
Parts and assemblies	$1,258,718	$1,680,031
WIP	939,326	683,399
Total Inventory	$2,198,044	$2,363,430

4.	Fair Value of Certain Financial Assets and Liabilities:

As required by “Fair Value Measurements and Disclosures” of the Codification fair value is defined as the price that would be received for selling an asset or the price to be paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. This establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

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

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

 “Fair Value Measurements and Disclosures” of the Codification favors the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price be used to measure fair value whenever possible.

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

In view of the absence of observable market quotes, the Company’s management believes that the Company’s remaining (as of September 30, 2009) investments in auction rate securities should be valued using level 3 inputs utilizing the discounted cash flow model. The Company’s fair value assessment these ARS takes into account the underlying investment nature, the present value of expected future principal and interest payments discounted at rates considered to reflect the uncertainty of current market conditions and the overall capital market liquidity. As of September 30, 2009, the Company’s long-term investment ARS portfolio consisted of instruments having $3.05 million par value.  Based on the fair value estimate using the discounted cash flow model, we believe that the par value adequately approximates the fair value.  These remaining ARS instruments are tax exempt, and the Company has so far received all due monthly interest payments.

Financial assets included in our financial statements and measured at fair value on a recurring basis as of September 30, 2009 are classified based on the above valuation method as is detailed in the table below:

		Fair Value Measurement at September 30, 2009
Description	Total	Level 1	Level 2	Level 3
Assets:
TsAAuction rate securities (long term)	$3,050,000	$—	$—	$3,050,000
Total assets at fair value	$3,050,000	$—	$—	$3,050,000

The following table presents the Company’s activity for Level 3 assets as defined in “Fair Value Measurements and Disclosures” of the FASB Accounting Standard Codification, which are measured at fair value on a recurring basis using significant unobservable inputs for the nine months ended September 30, 2009:

Auction Rate
Securities and
Put Rights
Agreements
Balance at December 31, 2008	$9,750,000
Transfer to Level 3	-----
Total gains or (losses) (realized or unrealized) included in earnings	-----
Purchases and (settlements) net	(6,700,000)
Balance at September 30, 2009	$3,050,000

The following table summarizes the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses applicable to our ARS holdings at September 30, 2009 and December 31, 2008, respectively.

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains	(Losses)	Net
2008:
Maturities less than one year
Municipal Bonds (ARS and
related) Put Rights Agreements	$6,550,000	$6,550,000	$1,137,700	$1,137,700	$6,550,000
Maturities greater than five years:
Municipal Bonds Instruments (ARS)	$3,200,000	$3,200,000	$—	$—	$—
2009:
Maturities greater than five years:
Municipal Bonds Instruments (ARS)	$3,050,000	$3,050,000	$—	$—	$—

The Company estimated the fair value of our ARS using the discounted cash flow model. In accordance with the model, we estimated the present value of future principal and interest payments discounted at rates considered to reflect the uncertainty of current market conditions and the overall capital market liquidity. The value derived through the discounted cash flow model was generally consistent with the quoted price indicated by the brokers that handle our remaining ARS at September 30, 2009.

The Company continues to monitor the market for auction rate securities and considers its impact (if any) on the fair market value of the Company’s investments. If the current market conditions continue, in which some auctions for ARS fail, or a recovery in market values does not occur, the Company may be required to record unrealized losses or impairment charges in 2009. As auctions have closed successfully, the Company has converted its prior investments in ARS into money market funds and short term certificates of deposit deposited with banks. The Company believes it will have the ability to hold most, if not all, of the remaining auction rate securities for which auctions may fail until the market recovers. the Company does not anticipate needing to sell most of these securities in order to continue to operate its business.

5.	Earnings Per Share:

As required by “Earnings Per Share” of the Codification, basic net income is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing the amount of income available to common shareholders by the number of diluted weighted average shares of common stock outstanding during the respective periods. Potentially dilutive securities include common shares purchasable upon exercise of stock options and any non-vested stock. Antidilutive is the practice of excluding a convertible security in the Earnings Per Share (EPS) computation when the effect would be to increase EPS. This is based on the Conservatism principle. In the EPS, numerator interest expense (net of tax) is added back to net income. The denominator is increased by the number of shares the convertible bond would be converted into. If the impact of including the convertible bond increased EPS, an antidilutive effect would exist.

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table sets forth the computations for basic and dilutive earnings per common share:

	Three months ended September 30,
	2009	2008
Net income (loss)	$(734,853)	$611,580
Basic weighted average shares outstanding	11,048,044	11,351,323
Dilutive non-vested shares	0	8,890
Diluted weighted average number of shares outstanding	11,048,044	11,360,213
Earnings per share – basic	$(0.07)	$0.05
Earnings per share – diluted	$(0.07)	$0.05

	Nine months ended September 30,
	2009	2008
Net income	$70,983	$2,421,467
Basic weighted average shares outstanding	11,045,044	11,351,323
Dilutive non-vested shares	6,967	8,890
Diluted weighted average number of shares outstanding	11,052,011	11,360,213
Earnings per share – basic	$0.01	$0.21
Earnings per share – diluted	$0.01	$0.21

6.	Stock Based Compensation:

       On January 1, 2006, the Company adopted “Compensation-Stock” of the Codification, which requires companies to measure the cost of employee services received in exchange for an award of equityinstruments based on the grant date fair value of the award. The Company has equity incentive plans that provide for the issuance of stock options, restricted stock and other equity incentives.

During the nine months ended September 30, 2009, the Company authorized 12,000 shares of restricted stock to be granted to independent members of the board of directors. Subject to the recipients’ continued service on our board of directors, 25% of these shares will vest upon the completion of each fiscal quarter of 2009. Upon the termination of any recipient’s service on our board of directors, all unvested shares will be forfeited back to the Company.

Compensation cost related to vested restricted stock was $8,460 and $18,600 for the three months ended September 30, 2009 and 2008, respectively, and $25,380 and $55,820 for the nine months ended September 30, 2009 and 2008, respectively. Costs associated with these expenses are included in general and administrative expenses. A total of $8,460 of unrecognized compensation costs related to nonvested restricted stock is expected to be recognized over future periods.

7.	Commitments and contingencies:

As of September 30, 2009, the Company has entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are valid for less than one year and, in the aggregate, amount to approximately $311,209.

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.	Significant equity transactions:

        At the Annual Meeting of Shareholders held on April 17, 2009, the Shareholders approved a special dividend of $2.50 per share of Common Stock to be declared by the Board of Directors on such terms and conditions that the Board of Directors may determine in accordance with applicable laws and regulations. The Board of Directors declared the special dividend of $2.50 per share of Common Stock, or $27.6 million in the aggregate, on April 17, 2009.  The full amount of the special dividend has been fully paid.

9.	Research and development:

Research and development costs are primarily the costs of software and hardware development, the costs of continued enhancements of the electronic gaming systems that the Company leases to customers and the costs of development of variable data printing presses for manufacturing bingo paper consumables products. Research and development costs relating principally to the design and development of products generating revenues are expensed as incurred. Hardware, tools and tooling that have an alternative future use, such as for manufacturing, are capitalized. Hand tools used in research and development, as well as special purpose fixtures, are expensed when incurred. The total amount of research and development costs were $408,555 and $209,247 during the three months ended September 30, 2009 and 2008, respectively.  The total amount of research and development costs were $1,198,938 and $675,722 during the nine months ended September 30, 2009 and 2008, respectively. A portion of overall software development costs totaling $341,060 was capitalized during the nine months ended September 30, 2008 as required by “Software” of the Codification. A significant portion of the capitalized research and development costs is attributable to the development of our mobile gaming platform.  Since our mobile gaming platform became commercially available for bingo applications in the fourth quarter of 2008, we discontinued further capitalization of respective software development costs and started to amortize the accumulated software development costs on a 5-year straight line schedule. Amortization expense was $105,336 for the three months ended September 30, 2009 and $316,009 for the nine months ended September 30, 2009. We have not capitalized any software development costs for the nine months ended September 30, 2009. Moreover, primarily due to the drastic deterioration of the casino gaming market, with uncertain perspectives for its recovery, that may likely make our current version of mobile gaming system software for traditional casino games applications technologically obsolete by the time casino gaming market recovers, the Company’s management determined that the capitalized costs were not recoverable and determined to write off the remaining balance of previously capitalized software development costs in the amount of $1,685,387.

10.	Concentrations:

 We are dependent upon a small number of independent distributors to market and sell our products to casinos and bingo halls. For the nine months ended September 30, 2009, approximately 53.7% of our revenues were derived from 10 distributors.  During the same period, we derived approximately 36.6% of our revenue from our single largest distributor, K&B Bingo Sales Incorporated, doing business as Good Time Bingo (“K&B Bingo”).  See Item1A: Risk Factors.

FORTUNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

11.	Income Taxes:

We recorded our income tax provision at an effective rate of 37.8% and 29.3% for the three months ended September 30, 2009 and 2008, respectively. We recorded our income tax provision at an effective rate of 310.4% and 23.4% for the nine months ended September 30, 2009 and 2008, respectively. This effective tax rate takes into account, among other items, the tax benefit associated with the generation of research and development tax credits of $77,931 for the nine months ending September 30, 2009.

12.	Subsequent Events:

On October 22, 2009, we filed with the  SEC on Form 8-K a press release announcing that we had withdrawn our application with the Nevada Gaming Commission for regulatory approval of the current version of our mobile gaming system for playing traditional casino games, such as poker, keno and slots.

 Subsequent events have been evaluated through November 11, 2009, the date the financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation, the following:

(1) our belief that the Company will have the ability to hold any remaining auction rate securities for which auctions may fail until the market recovers; (2) our belief that we do not anticipate a need to sell auction rate securities in order to continue to operate our business; (3) our belief that in the absence of observable market quotes, the Company’s remaining investments in auction rate securities should be valued using Level 3 inputs utilizing the discounted cash flow model; (4) our continued efforts to monitor the market for auction rate securities and consider the impact (if any) on the fair value of the Company’s investment; (5) our belief that we have expeditiously developed software and hardware modifications adequately responding to the questions raised by regulatory authorities; (6) our belief that our cash flow from operations combined with the retained liquid and long-term investments will be adequate to meet our anticipated future requirements for working capital and capital expenditures for the next 12 months and for the foreseeable future; (7) our belief that the financial statements included in this Quarterly Report on Form 10-Q correctly present in all material respects our financial position, results of operations and cash flows for the periods covered therein; (8) our anticipation that at some point in time, we may begin selling our gaming platforms for use in conducting traditional casino games, instead of entering into lease contracts as we do now, or pursuant to purchase options contained in lease contracts; (9) our expectation that the negative trend in our profitability will persist at least in the near future; (10) our expectation that a total of $8,460 of unrecognized compensation costs related to nonvested restricted stock is will be recognized over future periods; (11) our intent to offer our customers equipment lease agreements under which we will lease our wireless gaming terminals and the associated equipment; (12) our expectation that in order to further develop our business and even simply to continue the business as is, we may be now forced to seek additional capital, a daunting task in the current credit environment; (13) our belief that in order to remain competitive in the bingo market, we may find it necessary to increase the volume of consumable bingo products that we provide to our customers, which may affect our overall profitability; (14) our belief that the failed auctions that we have experienced are not a result of the deterioration of the underlying credit quality of these securities; (15) our belief that any unrealized gain or loss associated with auction rate securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in our financial statements; (16) our belief that, based on our cash and cash equivalents balances during 2009, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flows or ability to fund our obligations; (17) our belief that  the acceptance of our wireless gaming terminals by gaming establishments and their players will depend on our ability to demonstrate the economic and other benefits of our products to gaming establishments, casino players becoming comfortable with using our wireless gaming terminals, the attractiveness of the casino games that players can play using our wireless gaming terminals, ease of use, and the reliability of the hardware and software that comprise our mobile gaming platforms; (18) our belief that as part of our business strategy, we may seek to acquire businesses, services and technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with valuable customer contacts or otherwise offer growth opportunities; (19) our anticipation that we will delay our mobile gaming growth plans in order to concentrate our efforts and resources on adapting our core bingo business to the recent economic decline that we expect to continue at least in the near future; (20) statements regarding our expectation that the competition in the market for gaming devices will increase and intensify as the market for mobile gaming devices develops; (21) our expectation to continue to make a significant investment in research and development and our commitment to continue to introduce new products for the gaming market; (22) our belief that our research and development efforts have made our mobile gaming platform compliant with the wireless gaming regulations promulgated by the Nevada Gaming Commission; (23)our concern that the NGCB analysis of our new modifications may delay significantly the overall process of reviewing of our mobile gaming platform; (24) our belief the addition of traditional casino games to our mobile platform will potentially increase these casino operators’ revenues; (25) our belief that the market will not be ready to adapt mobile gaming of traditional casino games in the near future due to the worsening economic environment; (26) our belief that when and if the Nevada market does accept mobile gaming of traditional casino games, we expect to subsequently expand our marketing to additional Nevada casinos that may be attracted to our mobile gaming platform by the potential of new gaming revenues generated in the auxiliary gaming and peripheral public areas of casinos where playing of traditional casino games, such as poker, keno and slots, was previously not available; (27) our expectation to expand marketing efforts for our wireless gaming platform beyond Nevada; (28) our belief that we should adapt a conservative view on the near-term economic viability of traditional casino games, such as poker, slots and keno, to be played on our mobile gaming platform, even if it is approved for use in Nevada casinos; (29) our opinion that economic environment is not likely to quickly improve, at least in 2009 and possibly well beyond 2009; (30) our belief that in this recessionary economic environment, casinos have excessive capacity of slot machines and gaming tables on their main casino floors and are therefore not motivated to promote playing of traditional casino games in the auxiliary gaming areas, such as bingo halls, sports books and bars, since such gaming would involve additional costs to casinos; (31) our belief that during the hard times of economic contraction, the casinos are unlikely to cannibalize the main casino floors for the sake of generating some additional revenues in the auxiliary areas; whereas in times of economic prosperity and expansion, when the main casino floors are more fully utilized, we believe that the extra revenues generated in the auxiliary gaming areas would be welcome; and (32) our intent to develop and resubmit to the Nevada Gaming Commission for review an upgraded version of our mobile gaming system.

Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to unexpected difficulties in penetrating new markets as a result of regulatory, competitive or other barriers; inability to devote additional resources to our marketing efforts; inability to devote additional resources to our research and development initiatives to enhance product development; unexpected changes to zoning laws that effect our ability to continue to manufacture products in our current facility; inability to cut our costs that may result in a loss of our existing customers to our competitors; legality of our electronic bingo player units; our inability to create or introduce new products for the conventional bingo market; our failure to gain approval for our gaming platforms to play traditional casino games; unanticipated decreases in our manufacturing capabilities; unfavorable outcome of potential litigation matters; loss of existing distributors or our failure to further broaden our distribution channels;  unanticipated substantial decrease or increase in our research and development expenses; unexpected changes to credit ratings of the auction rate securities instruments we hold; difficulty in evaluating the value of the auction rate securities; inability to accurately value the underlying assets supporting auction rate securities; changes in default rates applicable to the underlying assets, underlying collateral value, and the strength and quality of the market and its liquidity; inability to accurately predict the impact of the recordation of any unrealized gain or loss associated with auction rate securities in our financial statements; unexpected changes in our liquidity, cash flows due to unexpected changes in the credit and capital markets; inability to predict the impact of market changes with respect to our auction rate securities; unanticipated need to liquidate our auction rate securities; an unanticipated need for additional funds for operating expenses, new business opportunities, recession, decrease in consumer spending, or other events;  inability to protect and defend our intellectual property rights; the failure of the overall gaming industry to sustain its revenues; unexpected need to expand our operations and inability to enter into a new manufacturing lease; unanticipated drop or increase in inventory levels; inability of our leasing revenue to meet our operating expenses in the short and long terms; inability to finance additional expenses related to the procurement of equipment and the manufacturing of equipment and component parts in order to expand our production efforts; unanticipated increase in expenditures during the next 12 months; lack of growth in the gaming industry; inability to procure additional customers and enter into new lease agreements; rapid technological changes in the gaming industry that render our technology obsolete; difficulties demonstrating the economic benefits of our products;  inability to meet the evolving industry standards of casino and player demands; failure to achieve market acceptance of our products; lack of demand for our consumable bingo products; inability to predict the length of the economic decline; inability to predict the timing of expenses related to the development of our manufacturing infrastructure; inability to predict the amount of investment funds that will be consumed in order to develop our manufacturing infrastructure; inability to penetrate new jurisdictions and markets; our inability to improve our financial, accounting and operation systems and controls; and limitations on our ability to develop an upgraded version of our mobile gaming system or our willingness to submit such a system to the Nevada Gaming Commission for review. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should also review the cautionary statements and discussion of the risks of our business set forth elsewhere herein under the heading “Risk Factors” under Part I, Item 1A and our other filings with the Securities and Exchange Commission (“SEC”).

Overview

We are an established manufacturer of multi-game and multi-player server-based gaming platforms. Our gaming platforms include networks of both wireless and stationary player terminals, cashier-based point-of-sale terminals, self-service point-of-sale kiosks and game file servers that conduct and control bingo games. Our gaming platforms have been adapted (although not yet approved for sales in Nevada) to conduct traditional casino games, such as keno, poker and slots, in addition to, and optionally concurrently with, bingo. Our gaming platforms have the capability to play bingo using either our wireless or our stationary player terminals. In addition, our gaming platforms have been adapted (although not yet approved for sales in Nevada) to enable patrons to play certain traditional casino games using our stationary player terminals.

Based on our belief that our research and development efforts have made our mobile gaming platform compliant with the wireless gaming regulations promulgated by the Nevada Gaming Commission on March 23, 2006 and Mobile Gaming System Policies published by Nevada Gaming Commission on July 21, 2006, we submitted our mobile gaming platform for review by the Nevada gaming authorities in 2006. Since the time of original submission in 2006, many critically important aspects of regulatory and economic environment have drastically changed. The gaming regulatory environment became more rigorous and challenging, while the economic environment in the gaming industry became recessionary with unclear prospects for recovery in the foreseeable future. As a result, our current version of the mobile gaming system will likely become technologically obsolete by the time the casino gaming industry revives, if ever. Accordingly, we decided to withdraw application for approval of our current version of mobile gaming system for traditional casino games, such as poker, keno and slots, from review by the Nevada Gaming Commission. Instead of continuing a costly pursuit of approval of the current version of our mobile gaming system for traditional casino games, we decided to refocus our resources on deployment of our current version of mobile gaming system in the field of bingo, while developing an upgraded version of our mobile gaming system for potential future applications in the field of traditional casino games. When and if, we succeed in development of the upgrade and the economic environment turns around, we are planning to re-submit the upgraded system for review by the Nevada Gaming Commission. If our wireless gaming devices are eventually approved by the Nevada gaming authorities and the economy revives, Nevada casino patrons will be able to play traditional casino games using our wireless player terminals. However, there can be no assurance that we will obtain such approval in the foreseeable future or at all.  See also, “Risk Factors” under Part I, Item 1A.

If we eventually obtain the necessary approvals, we will then market our wireless gaming platform to Nevada casinos, most likely commencing with casinos with bingo halls where our mobile gaming platforms are already in use for playing bingo games.  We believe the addition of traditional casino games to our mobile platform will potentially increase these casino operators’ revenues.  However, we do not believe the market will be ready to adapt mobile gaming of traditional casino games in the near future due to the adverse economic environment. When and if the Nevada market does accept mobile gaming of traditional casino games, we expect to subsequently expand our marketing to additional Nevada casinos that may be attracted to our mobile gaming platform by the potential of new gaming revenues generated in the auxiliary gaming and peripheral public areas of casinos where playing of traditional casino games, such as poker, keno and slots, was previously not available. In such a case, we expect to subsequently expand marketing efforts for our wireless gaming platform beyond Nevada.

We hold a conservative view on the near-term economic viability of traditional casino games, such as poker, slots and keno, to be played on a mobile gaming platform.  The economic health of the Nevada gaming industry drastically worsened in 2008, and in our opinion, it is not likely to quickly improve, at least in 2009 and possibly well beyond 2009.   In this recessionary economic environment, we believe that casinos have excess capacity of slot machines and gaming tables on their main casino floors and are therefore not motivated to promote playing of traditional casino games in the auxiliary gaming areas, such as bingo halls, sports books and bars, since such gaming would likely divert revenues from main casino floors rather than generate extra revenue, and yet, would involve additional costs to casinos. During the hard times of economic contraction, we believe that casinos are unlikely to cannibalize the main casino floors for the sake of generating some additional revenues in the auxiliary areas; whereas in times of economic prosperity and expansion, when the main casino floors are more fully utilized, we believe that the extra revenues generated in the auxiliary gaming areas would be welcome.  See also, “Risk Factors” under Part I, Item 1A.

Since our inception, we have been a technology innovator in the gaming equipment industry. We helped to define the core concepts of modern gaming technologies including server-based networks, concurrent multi- gaming, cashless gaming, downloadable gaming and, notably, mobile gaming. We continue to focus on research and development and are continuously upgrading our wireless player terminals to serve as a multi-game platform that will potentially enable patrons to play traditional casino games in casino public areas in addition to playing bingo. We also introduced and started commercial deliveries of new advanced bingo flashboards that utilize long-life color light emitting diodes instead of conventional incandescent lamps. In addition, we also recently introduced and started commercial deliveries of advanced automatic ball blowers for bingo, keno and lottery applications working in conjunction with our flashboards and player terminals. In addition, we have recently started manufacturing and making commercial deliveries of advanced barcoded bingo paper products supplementing our electronic bingo products. We print the barcoded bingo paper products on high-speed variable-data web presses in our recently expanded manufacturing facilities in Las Vegas, NV. Although our continuous development of new products and manufacturing infrastructure is capital intensive, we are committed to continue to introduce new products for the gaming market.

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

We envision that the development of our product revenue in the bingo consumables markets, will require us to record costs of products sold (rather than leased) that include materials, labor, and direct and indirect manufacturing costs and associated warranty costs, if any.

Millennium, our wholly owned subsidiary, distributes our bingo products in selected territories in the United States. All of our other operations, including the operation and maintenance of our bingo products in all territories and the exclusive distribution of our bingo products in Nevada, Texas and Washington, are conducted by FortuNet.

During the three months ended September 30, 2009, we incurred $77,927 and during the nine months ended September 30, 2009, we incurred $282,072 in legal expenses incurred in the ordinary course of business.

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

There has been no material change in the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements from the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as amended.

Legal Contingencies

We are currently involved in litigation with our distributor, Twin Cities Gaming, LLC in the federal District Courts of Nevada and Minnesota.  Both parties have asserted claims and counterclaims regarding their  business relationship. We have not accrued any liability for estimated losses related to legal contingencies that may arise in the future.

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of revenue for each of the periods indicated:

	Three Months Ending September 30,				Nine Months Ending September 30,
	2009		2008		2009		2008
Revenues
Sales revenue	$3,946,897	100.0%	$3,922,447	100.0%	$12,054,876	100.0%	$12,019,079	100.0%
Cost of revenue	2,479,860	62.8%	533,345	13.6%	4,180,288	34.7%	1,798,621	15.0%
Gross profit	1,467,037	37.2%	3,389,102	86.4%	7,874,589	65.3%	10,220,356	85.0%
Operating costs and expenses
General and administrative	1,219,581	30.9%	1,442,317	36.8%	3,642,601	30.2%	3,883,540	32.3%
Sales and marketing	1,039,252	26.3%	1,075,490	27.4%	3,359,032	27.9%	3,290,226	27.4%
Research and development	408,555	10.4%	209,247	5.3%	1,198,937	9.9%	675,722	5.6%
Total operating expenses	2,667,388	67.6%	2,727,054	69.5%	8,200,571	68.0%	7,849,488	65.3%

Income (loss) from operations	(1,200,351)	(30.4)%	662,048	16.9%	(325,982)	(2.7)%	2,370,970	19.7%

Other income (expense)	5,590	0.2%	1,914	0.1%	170,321	1.4%	12,223	0.1%
Interest income, net	13,467	0.3%	201,649	5.1%	121,919	1.0%	779,177	6.5%
Income (loss) before taxes	(1,180,933)	(29.9)%	865,611	22.1%	(33,742)	(0.3)%	3,162,370	26.3%
Provision for income taxes	(446,082)	(11.3)%	254,031	6.5%	(104,725)	(0.9)%	740,903	6.2%
Net income (loss)	$(734,851)	(18.6)%	$611,580	15.6%	$70,983	0.6%	$2,421,467	20.1%

Three Months and Nine Months Ended September 30, 2009 and September 30, 2008

For the three and nine month periods ending September 30, 2009, our sales slightly increased from the comparable 2008 periods. Our operating expenses drastically increased in the current quarter and for the first nine months of the current year primarily due to a non-cash write-off of capitalized software development costs as detailed below. Our operating expenses significantly increased as compared with respective periods of the prior year. In view of the deteriorated economic environment and in combination with other negative factors and risks specific to the Company outlined elsewhere in this document, we do not anticipate a quick improvement in our performance in the near future.

Sales revenue.  Sales revenue was $3,946,897 for the three months ended September 30, 2009, as compared to $3,922,447 for the three months ended September 30, 2008, an increase of $24,500, or

0.6%.  Sales revenue was $12,054,876 for the nine months ended September 30, 2009, as compared to $12,019,079 for the nine months ended September 30, 2008, an increase of $35,797, or 0.3%.

For the nine months ended September 30, 2009, approximately 53.7% of our revenues were derived from 10 distributors.  During the same period, we derived approximately 36.6% of our revenue from our single largest distributor, K&B Bingo Sales Incorporated, doing business as Good Time Bingo (“K&B Bingo”). (See “Risk Factors” under Item 1A herein.)

For the nine months ended September 30, 2009, the net change in our revenue as a result of changes in our customer base was a decrease in revenue of $66,297 over the same period in the prior year, and the net change in revenue as a result of changes in operations at our existing customer locations was an increase in revenue of $102,094 over the same period in the prior year.

Cost of revenue.  Cost of revenue was $2,479,860 for the three months ended September 30, 2009, compared to $533,345 for the three months ended September, 2008, an increase of $1,946,515, or 365.0%. Cost of revenue was $4,180,288 for the nine months ended September 30, 2009, compared to $1,798,621 for the nine months ended September 30, 2008, an increase of $2,381,667, or 132.4%. These increases are primarily due to the ongoing depreciation of our web printing presses that commercially produce bingo consumables since the fourth quarter of 2008 and also due to the amortization of capitalized software development cost combined with an increase in the equipment repairs and upgrade costs and partially offset by a decrease in the equipment depreciation costs. Additionally, in the three and nine months ended September 30, 2009, we had a non-cash write-off of the remaining balance of capitalized software development cost of $1,685,387.

General and Administrative. General and administrative expenses were $1,219,581 or 30.9% of revenue, for the three months ended September 30, 2009 as compared to $1,442,317, or 36.8% of revenue, for the three months ended September 30, 2008, a decrease of $222,736 or 15.4%. General and administrative expenses were $3,642,601, or 30.2% of revenue for the nine months ended September 30, 2009 compared to $3,883,540, or 32.3% of revenue for the nine months ended September 30, 2008, a decrease of  $240,939, or 6.2%.  These decreases in general and administrative expenses were attributable primarily to a reduction in legal costs for a period while we were not involved in any litigation.

In the three and nine months ended September 30, 2009, the cost associated with the stock grants to our directors was $8,460 and $25,380, respectively. In the three and nine months ended September 30, 2008, the cost associated with the stock grants to our directors was $18,600 and $55,800, respectively. We expect to have similar costs associated with the stock grants to our directors in the remaining quarter of 2009.

Sales and marketing.  Sales and marketing expenses were $1,039,253, or 26.3% of revenue for the three months ended September 30, 2009 as compared to $1,075,490, or 27.4% of revenue for the three months ended September 30, 2008, a decrease of $36,237, or 3.4%.  However, sales and marketing expenses were $3,359,032, or 27.9% of revenue for the nine months ended September 30, 2009, compared to $3,290,226, or 27.4% of revenue, for the nine months ended September 30, 2008, an increase of $68,806, or 2.1%.The latter increase was attributable primarily to the increase of commissions paid to the distributors.

Research and development.  Research and development expenses were $408,555, or 10.4% of revenue, for the three months ended September 30, 2009, as compared to $209,247, or 5.3% of revenue, for the three months ended September 30, 2008, an increase of $199,308, or 95.3%. Research and development expenses were $1,198,938, or 9.9% of revenue, for the nine months ended September 30, 2009, compared to $675,722, or 5.6% of revenue, for the nine months ended September 30, 2008, an increase of $523,216, or 77.4%.  The overall increase in research and development costs was primarily attributable to the cessation of the capitalization of the software development costs associated with our mobile gaming platform in the fourth quarter of 2008 and with the subsequent expensing of labor costs associated with the ongoing maintenance of the software.

Other income and interest income.  Interest income from investments for the three months ended September 30, 2009 was $13,467 or 0.3% of revenue, compared to $201,649 or 5.1% of revenue, for the three months ended September 30, 2008, a decrease of $188,182, or 93.3%. Interest income from investments for the nine months ended September 30, 2009 was $121,919 or 1.0% of revenue, compared to $779,177 or 6.5% of revenue, for the nine months ended September 30, 2008, a decrease of $657,258, or 84.4%.   The decrease was the result of the liquidation of auction rate securities during 2008 and the transfer of the freed funds into money market and short term certificate of deposits accounts yielding lower interest rates than we previously experienced with the auction rate securities and the liquidation of investments for the payment of a Special Dividend in May 2009.

Other income for the three months ended September 30, 2009 was $5,590 or 0.2% of revenue, compared to income of $1,914 or 0.1% of revenue, for the three months ended September 30, 2008, an increase of $3,676. Other income for the nine months ended September 30, 2009 was $170,321 or 1.4% of revenue, compared to income of $12,223 or 0.1% of revenue, for the nine months ended September 30, 2008 an increase of $158,098. The increase is the result of the changes in the exchange rate of the Canadian dollar to US dollar as recorded on September 30, 2009.

Provision for income taxes.  A favorable income tax provision of ($446,082) was recorded for the three months ended September 30, 2009, as compared to $254,031 with an effective tax rate of 29.3% for the three months ended September, 2008, an overall decrease in taxes of $700,113, or 275.6%. An income tax provision of ($104,725) was recorded for the nine months ended September 30, 2009, as compared to $740,903 with an effective tax rate of 23.4% for the nine months ended September, 2008, a favorable decrease in taxes of $845,628, or 114.1%. The decrease in the tax provision for the third quarter of 2009 is primarily attributable to a non-cash write-off of capitalized software development costs.. The overall decrease in the tax provision is primarily due to the decrease in the resulting overall taxable income for the nine months ended September 30, 2009 combined with the research and development tax credits of $77,931 yielding an overall reduction of the statutory tax rate by approximately 85.0%.

Liquidity and Capital Resources

As of September 30, 2009, our principal sources of liquidity were cash and cash equivalents of approximately $3.4 million and accounts receivable (net of allowance for doubtful accounts) of approximately $1.3 million. Note also that the special cash dividend of $2.50 per share of common stock was approved by the Company’s shareholders on April 17, 2009, and was declared by the Company’s Board of Directors on the same date. Even after full payment of this special dividend, we anticipate that our leasing revenue, which is our principal source of revenue today, will be sufficient to fund our current operating expenses in the short term.

We expect to incur significant additional expenses in connection with the further development of our manufacturing infrastructure including our bingo paper printing presses and electronic assembly lines as well as the procurement of components for the manufacturing of additional stationary and wireless player terminals primarily to firm up our bingo revenues in the adverse economic environment. We anticipate that these expenses will consume a substantial portion, if not all, of our recurring lease revenues as well as a significant portion if not all, of our remaining liquid and long-term investment funds. Although the specific extent and the timing of such expenses are not yet determined, significant expenditures of our available funds will reduce the interest income we may otherwise earn on these funds.

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

Summary of Consolidated Statements of Cash Flow

	Nine Months Ended September 30
	2009	2008

Net cash provided by operating activities	$3,689,026	$3,341,003
Net cash provided by investing activities	8,042,850	10,801,044
Net cash used in financing activities	(28,181,171)	-
Net (decrease) in cash and cash equivalents	(16,449,295)	14,142,047
Cash and cash equivalents, beginning	19,898,214	4,513,935
Cash and cash equivalents, ending	$3,488,919	$18,655,982

Operating Activities

For the nine months ended September 30, 2009, net cash of $3,689,026 provided by operating activities was primarily due to net income of $70,983, depreciation and amortization of $1,818,865, stock issued for services of $59,414 and change in operating assets and liabilities of $1,739,764. For the nine months ended September 30, 2008, net cash of $3,341,003 provided by operating activities was primarily due to the net income of $2,421,467, depreciation and amortization of $1,456,341, stock issued for services of $148,248 and change in operating assets and liabilities of ($685,053). The increase in net cash provided by operating activities during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily due to the decrease in operating income and the impairment of capitalized software costs.

Investing Activities

For the nine months ended September 30, 2009, $8,042,850 of net cash was provided by investing activities, with $486,399 spent on capital expenditures, $2,987,165 for marketable securities purchased and $11,516,414 of marketable securities sold during the period.

Financing Activities

For the nine months ended September 30, 2009, $568,644 of net cash was used for the purchase of treasury stock and $27,612,527 was used for the payment of a special cash dividend. For the nine months ended September 30, 2008, no net cash was provided by financing activities.

Off-Balance Sheet Arrangements

As of September 30, 2009, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the design and operating effectiveness as of September 30, 2009 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level to enable the Company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion. As was previously reported, the Company addressed a significant deficiency in its disclosure controls and procedures by hiring a corporate controller to remedy a prior lack of separation of duties within the accounting department. Our new corporate controller has familiarized herself with many of the Company’s tax and accounting reports and work papers and continues to familiarize herself with such reports and work papers. This familiarity has enabled us to significantly improve our separation of duties in the accounting department.

 Changes in Internal Controls Over Financial Reporting

       During the three months ending September 30, 2009, our new corporate controller familiarized herself with many of the Company’s tax and accounting reports and work papers, thus enabling the Company to improve its separation of duties in the accounting department by assigning certain duties to her.  She continues to familiarize herself with other of the Company’s tax and accounting reports and work papers with a view towards enabling the Company to further improve its separation of duties by assigning additional duties to her in the future.

PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

 On August 25, 2009, Twin Cities Gaming Supplies, Inc. filed a suit against FortuNet in Minnesota state court asserting that FortuNet wrongfully terminated an oral agreement between the companies under which Twin Cities was allegedly to solicit an provide services to potential FortuNet customers. The suit, which seeks unspecified damages in excess of $50,000, was removed by FortuNet to Minnesota federal court. FortuNet has moved to stay the litigation in favor of a declaratory judgment action it filed against Twin Cities in Nevada state court. In that action, which Twin Cities removed to Nevada federal court, FortuNet seeks a declaration that it has no contractual obligation to Twin Cities and seeks damages from Twin Cities for its tortuous interference with FortuNet’s customers.

 Also in some instances, we may be threatened with or may be named as a defendant in lawsuits arising in the ordinary course of business, such as personal injury claims and unemployment-related claims, and from time to time, we also prosecute various collection claims against delinquent customers.

ITEM 1A.  RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we filed with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report.  The risk factor set forth below entitled:  “Our cash resources have been substantially depleted by the payment of a special dividend of $2.50 per share, and we are now more vulnerable to the uncertainties of the current unfavorable economic environment” has been added to the risk factors contained in our Annual Report on form 10-K for the year ended December 31, 2008. In addition, the risk factor below entitled “A material reduction in the yield on our investment of the proceeds of our initial public offering and our retained earnings could materially and adversely affect our net income and earnings per share”, ”Losing any of our limited number of independent distributors (such as K&B Sales Incorporated) upon whom we depend for a significant portion of our revenue, or losing the business of a significant number of customers of those distributors, would negatively impact our operations”, “Our failure to obtain gaming licenses or other regulatory approvals in other jurisdictions would preclude us from expanding our operations into and generating revenue from these jurisdictions” “A material reduction in the yield on our investment of the proceeds of our initial public offering and our retained earnings could materially and adversely affect our net income and earnings per share” and “Our stock may be delisted by Nasdaq”  have been materially modified from the prior versions thereof contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our stock may be delisted by Nasdaq.

On September 15, 2009, we received a notice from Nasdaq that our stock no longer satisfies the ongoing listing requirements of the Nasdaq Global Market.  If we are unable to comply with applicable Nasdaq listing requirements, then our stock may be delisted from the Nasdaq Global Market as early as December 15, 2009. In the latter case, our stock may become less liquid and less valuable.  Although our stock may not qualify for continued listing on the Nasdaq Global Market, it may satisfy the listing requirements of the Nasdaq Capital Market, which generally provides less liquidity.  If we are delisted, and we fail to continue to meet certain SEC standards, our common stock will become subject to the SEC’s “penny stock” rules. The term “penny stock” generally refers to low-priced (below $5), speculative securities of very small companies. While penny stocks generally are quoted over-the-counter, such as on the OTC Bulletin Board or in the Pink Sheets, they may also trade on securities exchanges, including foreign securities exchanges. In addition, penny stocks include the securities of certain private companies with no active trading market.

Risks Relating to Our Business

Our cash resources have been substantially depleted by the payment of a special dividend of $2.50 per share, and we are now more vulnerable to the uncertainties of the current unfavorable economic environment.

In the second quarter of 2009, we declared a special dividend of $2.50 per share of common stock to the Company’s shareholders totaling $27.6 million. The payment of the special dividend resulted in a substantial depletion of our financial security cushion, and as a result, we are now much more vulnerable to the uncertainties of the current recessionary economic environment. Consequently, our ability to earn interest and dividends on our liquid funds has been drastically reduced resulting in a substantial negative impact on our earnings. Moreover in order to further grow our business, and possible to simply continue the  Company’s existing business, we may be now forced to seek additional capital, a daunting, if not impossible, task in the current unfavorable credit market environment.

Our bingo revenues and potential mobile gaming revenues may be negatively affected or not realized at all due to the general decline in the local, regional, national and international economic environment.

The recent deterioration in the worldwide economic environment has materially negatively impacted the gaming market, including the bingo segment and the potential mobile gaming market. Over the course of several of the most recent fiscal quarters, attendance at gaming establishments and the per player revenues reported at gaming establishments have significantly decreased. The abrupt and sudden worsening of the economic environment has already negatively impacted and is likely to continue to negatively impact our bingo revenues. The economic decline has also diminished our prospects for generating revenues in the potential mobile gaming market because casinos currently have substantial underutilized gaming floor space for slot machines and gaming tables.  The underutilized gaming floor space of casinos may deter casinos from utilizing mobile gaming devices in the auxiliary gaming areas, such as bingo halls, keno parlors, sports and race books and bars. Moreover, additional capital expenditures and/or lease payments required for mobile gaming devices in auxiliary gaming areas may deter casinos from operating such mobile gaming devices because of the lower costs associated with operating already existing games on the main gaming floors of casinos.

If we are unable to comply fully with the mobile gaming regulations, we may incur substantial additional development costs and delays or completely fail to enter into the mobile gaming market.

Nevada gaming laws and regulations require that our mobile gaming systems be approved by the Nevada Gaming Commission before we may distribute these systems to Nevada casinos. The Nevada Gaming Commission (through the NGCB) continues to apply stringent requirements regarding the overall security and integrity of mobile gaming systems. To the extent that our upgraded mobile gaming platform currently being developed may not comply with the latest such requirements, we would need to undertake additional research and development activities that may be costly, time consuming or require the procurement of components that are costly and scarce in supply. Despite undertaking additional research and development activities, we may not be able to design or develop a mobile gaming platform that fully complies with the NGCB’s evolving requirements, in which case we would be unable to manufacture, distribute or operate wireless player terminals that enable casino players to play traditional casino games in the public areas of gaming establishments, and therefore be unable to fully execute the growth strategy we pursued so far, and instead, we may have to change our focus in favor of stabilization of our core bingo business.

Losing any of our limited number of independent distributors (such as K&B Sales Incorporated) upon whom we depend for a significant portion of our revenue, or losing the business of a significant number of customers of those distributors, would negatively impact our operations.

We are dependent upon a small number of independent distributors to market and sell our products to casinos and bingo halls. For the nine months ended September 30, 2009 approximately 53.7% of our revenues were derived through 10 distributors.  During the same period, we derived approximately 36.6% of our revenue from our single largest distributor, K&B Bingo Sales Incorporated, doing business as Good Time Bingo (“K&B Bingo”). Due to our payment of commissions to distributors, our customer contracts derived from distributors generate lower profit margins than our contracts derived from direct sales, or house accounts. Because we do not directly control our distributors or their customer intake practices, contracts with customers derived from distributors may be susceptible to higher default rates and lower profit margins than our house accounts.

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

K&B Bingo of Dallas, Texas is one of our largest distributors and generated approximately 36.6% of our revenue during the three months ended September 30, 2009. K&B Bingo is a wholly owned subsidiary of Aces Wired of Dallas, Texas. Aces Wired is currently being investigated by the Texas gaming authorities for alleged violations of Texas Penal Code provisions relating to gambling promotion; keeping a gambling place; possession of a gambling device, equipment or paraphernalia; and engaging in organized criminal activity relating to same.  As reported in the news media on August 17, 2009 a principal of Aces Wired pleaded guilty to a third degree felony charge and two other principals of Aces Wired pleaded guilty to a Class A misdemeanor charge.

The guilty pleas of Aces Wired principals may potentially impact the operations of K&B Bingo throughout the state of Texas. While the investigation of Aces Wired has not impacted our ability to generate revenues in Texas through K&B Bingo to date, in the event that K&B Bingo’s activities are suspended in Texas, the loss of revenues generated by K&B Bingo could have a material impact upon our results of operations. Currently the Company does not hold a bingo distributor license in the state of Texas.  If our relationship with K&B Bingo terminates or is terminated and we cannot obtain a bingo distributor license in Texas in order to maintain our relationship with existing end users, the loss of end users in Texas would have a material adverse affect upon our business and operations.

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

The combined cost of such upgrades may not only prevent us from continuing our trend of accumulating cash resources but may also result in a substantial, or even complete, depletion of our investment funds impairing our ability to redeploy such funds into these upgrades. In such a case, the interest we earn on available investment funds that currently constitutes a notable portion of our net income may drastically decrease, since such interest is generally proportional to the amount of funds invested.

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

Notwithstanding our receipt of an Operator of Mobile Gaming Systems license by the Nevada Gaming Commission, the regulations promulgated under the Nevada Mobile Gaming Law require us to obtain specific approval of our mobile gaming devices for use in Nevada casinos. If we are unable to obtain or maintain approval of our mobile gaming platform as required by the regulations, we will be unable to manufacture, distribute and operate wireless player terminals that enable casino players to play casino games in public areas of gaming establishments as permitted by the Nevada Mobile Gaming Law which would have a material adverse affect on our business plans.

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

Some of our investments consist of non-taxable auction rate securities, or ARS. Our ARS investments totaled $3,050,000 at September 30, 2009. The ARS that we currently hold  consist of municipal bonds with maturities greater than five years, credit ratings of at least AAA and do not include mortgage-backed instruments.  We believe that the failed auctions for the ARS we currently hold are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. We believe that an unrealized gain or loss associated with these securities, if any, will be temporary and will be recorded in accumulated other comprehensive income (loss) in our financial statements.

We continue to monitor the market for our ARS and consider its impact (if any) on the fair market value of our investments. If the market conditions of 2008 continue through 2009, in which some auctions for ARS fail, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses or impairment charges in 2009. We believe we will have the ability to hold,  most if not all, ARS for which auctions fail until the market recovers. We do not anticipate an urgent need to sell most of these securities in order to operate our business.

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

Our ability to manufacture our gaming platforms on a large scale may require us to obtain additional financing necessary for the manufacture of such hardware components and expansion of our inventory. The net proceeds that we have received from the sale of the shares of common stock in our initial public offering together with revenue that we generate from operations may not be sufficient to execute our growth strategy. If we are unable to generate sufficient revenue or if our working capital and manufacturing capacity is not capableof keeping up with demand, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our production capabilities. We may not be able to obtain needed additional equity or debt financing on terms that are favorable to us, or at all. If we are able to obtain such financing, existing stockholders may suffer dilution and the equity or debt securities issued to raise such financing may have rights, preferences and privileges senior to those of existing stockholders. If we require, but are unable to obtain, sufficient additional financing in the future we may be unable to implement our business plan, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when and if required, our continued operations may have to be scaled down or even ceased and our ability to generate revenues would be materially impaired.

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

As of the date of the filing of this report, our Chairman of the Board and Chief Executive Officer, Yuri Itkis, beneficially owned 74.8 percent of our stock.  Such a high concentration of control by a single individual may make change of Company’s control less likely and may negatively affect the price of our stock. This means that Mr. Itkis can approve or reject all matters on which the Company needs approval by not less than a majority of stockholders, including mergers, acquisitions, sales of assets, amending the Company’s Certificate of Incorporation, electing the Company’s Board of Directors, among other things, and essentially gives Mr. Itkis control of the management and day to day operations of the Company.  This might make the Company less attractive for strategic partners or tender offers which might suppress the value of our common stock.

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
Date: November 11, 2009